Form 10-Q
period 2011-12-31
Cassidy Ventures Inc.
filed 2012-02-08
CIK 1530425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 333-176939

CASSIDY VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

#358 - 315 Place d’Youville
Montreal, Quebec
Canada H2Y 0A4
(Address of principal executive offices, zip code)

(514) 221-3017
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 7, 2012, there were 6,750,000 shares of common stock, $0.001 par value per share, outstanding.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2011

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets as of December 31, 2011 (unaudited) and June 30, 2011.	4

		Statements of Operations for the three and six months ended December 31, 2011 and 2010, and the period from September 14, 2009 (Inception) to December 31, 2011 (unaudited).	5

		Statements of Cash Flows for the six months ended December 31, 2011 and 2010, and the period from September 14, 2009 (Inception) through December 31, 2011 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

	Item 4.	Controls and Procedures.	13

Part II.	Other Information

	Item 1.	Legal Proceedings.	14

	Item 1A.	Risk Factors	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

	Item 3.	Defaults Upon Senior Securities.	14

	Item 4.	(Removed and Reserved).	14

	Item 5.	Other Information.	14

	Item 6.	Exhibits.	14

Signatures			15

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Cassidy Ventures Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 74% control the Company’s two officers and directors collectively hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I.   FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Balance Sheets

	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,581	$39,379
Total current assets	14,581	39,379
Other Assets
Mining Claim	5,888	5,888
Total other assets	5,888	5,888

TOTAL ASSETS	$20,469	$45,267

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,600	$5,055
Loan from shareholder	20	20
Total current liabilities	2,620	5,075

TOTAL LIABILITIES	2,620	5,075

STOCKHOLDERS' EQUITY

75,000,000 common shares at par value of $0.001
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 6,750,000 shares issued and outstanding at
December 31, 2011 and June 30, 2011 respectively	6,750	6,750
Additional paid-in capital	81,250	72,250
Deficit accumulated during exploration stage	(70,151)	(38,808)
TOTAL STOCKHOLDERS' EQUITY	17,849	40,192

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY	$20,469	$45,267

See Note to Financial Statements

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Inception
	Three Months	Three Months	Six Months	Six Months	September 14, 2009
	Ended	Ended	Ended	Ended	through
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011

Operating Costs

Management Fees and Rent	$4,500	$4,500	$9,000	$9,000	$40,500
General and Administative	18,990	(6)	22,343	420	29,651

Total Operating Costs	23,490	4,494	31,343	9,420	70,151

Net Loss	$(23,490)	$(4,494)	$(31,343)	$(9,420)	$(70,151)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	6,750,000	6,750,000	6,750,000	6,750,000

See Note to Financial Statements

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Inception
	Six Months	Six Months	September 14, 2009
	Ended	Ended	Through
	December 31, 2011	December 31, 2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,343)	$(9,420)	$(70,151)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Donated services	9,000	9,000	40,500
Accounts payable	(2,455)	-	2,600
Changes in operating assets and liabilities:
Net cash used in operating activities	(24,798)	(420)	(27,051)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining claim	-	-	(5,888)
Net cash used in investing activities	-	-	(5,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	-	-	20
Issuance of common stock for cash	-	-	47,500

Net cash provided by financing activities	-	-	47,520

Net change in cash	(24,798)	(420)	14,581

Cash and cash equivalents at beginning of period	39,379	47,480	-
Cash and cash equivalents at end of period	$14,581	$47,060	$14,581

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Note to Financial Statements

Cassidy Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

NOTE 1   NATURE OF OPERATIONS

Cassidy Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and its year-end is June 30.  The Company is in the exploration stage with no revenues and limited operating history.

The accompanying unaudited interim financial statements of Cassidy Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form S-1 Registration Statement filed with the SEC.  In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements, for fiscal 2011, as reported, have been omitted.

NOTE 2   GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $70,151 as at December 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Cassidy Ventures Inc., a Nevada corporation and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2011 audited financial statements and related notes included in the Company’s Amendment No. 2 to Form S-1 (File No. 333-176939; the “Form S-1”), as filed with the Securities and Exchange Commission on December 6, 2011.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Cassidy Ventures Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009 and established a fiscal year end of June 30.  It is an exploration-stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form S-1, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders.  From our inception to December 31, 2011, we had raised a total of $47,500 from private offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting and are presented in United States Dollars.

Basic Earnings (loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Mineral Property Costs

The Company has been in the exploration stage since its formation on September 14, 2009 and has not yet realized any revenues from its planned operations. All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360, Property, Plant and Equipment.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income (loss).

Fair Value of Financial Instruments

The carrying amount of cash and current liabilities approximates fair value due to the short maturity of these instruments. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study of the Company’s commitments to plan of action based on the then known facts.

Stock Based Compensation

The Company records stock-based compensation using the fair value method of valuing stock options and other equity-based compensation issued. The Company has not granted any stock options since its inception. Accordingly, no stock-based compensation has been recorded.

Start-Up expenses

As a start-up company, the costs associated with start-up activities are expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this filing is to complete the first and second phases of the three phased exploration program on our claim. In addition to the $19,000 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $16,000 on general and administration expenses including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $35,000. If we experience a shortage of funds prior to funding we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Phase 1:	Localized soil surveys, trenching and sampling over known and indicated mineralized zones.
Phase 2:	VLF-EM and magnetometer surveys.
Phase 3:	Positive areas will need to be diamond drill tested. The amount of drilling will depend on the success of phase 1 and 2.

BUDGET
$
Phase 1	7,000
Phase 2	12,000
Phase 3	75,000
Total	94,000

We plan to commence Phase 1 of the exploration program on the claim in spring 2012. We expect this phase to take two weeks to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to the results of phase 1, we anticipate commencing with phase 2 in summer 2012. We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

Results of Operations

Three and Six-Month Periods Ended December 31, 2011 and 2010

We recorded no revenues for the three and six months ended December 31, 2011. For the three and six months ended December 31, 2010, we also recorded no revenues. From the period of September 14, 2009 (inception) to December 31, 2011, we recorded no revenues.

General and administrative expenses were $18,990, and management fees and rent were $4,500 for the three months ending December 31, 2011.   For the three months ending December 31, 2010, general and administrative expenses amounted to a credit of $6, and management fees and rent were $4,500.

General and administrative expenses were $22,343, and management fees were $9,000 for the six months ending December 31, 2011.  For the six months ending December 31, 2010, general and administrative expenses were $420, and management fees were $9,000.  Operating expenses, consisting solely of general and administrative expenses in the second quarter of 2011 consist primarily of management fees, rent, filing fees, license and permit fees, share transfer fees, and accounting and legal fees.

From the period of September 14, 2009 (inception) to December 31, 2011, we incurred operating expenses of $70,151.

Liquidity and Capital Resources

At December 31, 2011, we had a cash balance of $14,581.   We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2011.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-176939), as filed with the Securities and Exchange Commission on September 21, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASSIDY VENTURES INC.
(Name of Registrant)

Date: February 8, 2012	By:	/s/ Edward Hayes
Name: Edward Hayes
Title: President and Chief Executive Officer (principal executive officer)

Date: February 8, 2012	By:	/s/ Linda Lamb
Name: Linda Lamb
Title: Secretary, Treasurer (principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
______________
*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-176939), as filed with the Securities and Exchange Commission on September 21, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.