Form 10-Q
period 2012-03-31
Cassidy Ventures Inc.
filed 2012-05-14
CIK 1530425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-176939

CASSIDY VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1802 North Carson St., Suite 108
Carson City, Nevada 89701
(Address of principal executive offices, zip code)

(514) 221-3017
 (Registrant’s telephone number, including area code)

#358 - 315 Place d’Youville
Montreal, Quebec
Canada H2Y 0A4
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

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

As of May 10, 2012, there were 6,750,000 shares of common stock, $0.001 par value per share, outstanding.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2012

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements	4

		Balance Sheets as of March 31, 2012 (unaudited) and June 30, 2011.	4

		Statements of Operations for the three and nine months ended March 31, 2012 and 2011, and the period from September 14, 2009 (Inception) to March 31, 2012 (unaudited).	5

		Statements of Cash Flows for the nine months ended March 31, 2012 and 2011, and the period from September 14, 2009 (Inception) through March 31, 2012 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

	Item 4.	Controls and Procedures.	13

Part II.	Other Information

	Item 1.	Legal Proceedings.	14

	Item 1A.	Risk Factors	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

	Item 3.	Defaults Upon Senior Securities.	14

	Item 4.	(Removed and Reserved).	14

	Item 5.	Other Information.	14

	Item 6.	Exhibits.	15

Signatures			16

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Balance Sheets

	March 31, 2012	June 30, 2011
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$7,876	$39,379
Total current assets	7,876	39,379
Other Assets
Mining Claim	5,888	5,888
Total other assets	5,888	5,888

TOTAL ASSETS	$13,764	$45,267

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,650	$5,055
Loan from shareholder	20	20
Total current liabilities	1,670	5,075

TOTAL LIABILITIES	1,670	5,075

STOCKHOLDERS' EQUITY

Common stock $0.001 par value, 75,000,000 shares
authorized; 6,750,000 shares issued and outstanding at
March 31, 2012 and June 30, 2011 respectively	6,750	6,750
Additional paid-in capital	85,750	72,250
Deficit accumulated during exploration stage	(80,406)	(38,808)
TOTAL STOCKHOLDERS' EQUITY	12,094	40,192

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY	$13,764	$45,267

See notes to financial statements

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Inception
	Three Months	Three Months	Nine Months	Nine Months	September 14, 2009
	Ended	Ended	Ended	Ended	through
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012

Operating Costs

Management Fees and Rent	$4,500	$4,500	$13,500	$13,500	$45,000
General and Administative	5,755	11	28,098	431	35,406

Operating Loss	10,255	4,511	41,598	13,931	80,406

Net Loss	$(10,255)	$(4,511)	$(41,598)	$(13,931)	$(80,406)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	6,750,000	6,750,000	6,750,000	6,750,000

See notes to financial statements

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Inception
	Nine Months	Nine Months	September 14, 2009
	Ended	Ended	Through
	March 31, 2012	March 31, 2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,598)	$(13,931)	$(80,406)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Donated services	13,500	13,500	45,000
Accounts payable	(3,405)	-	1,650
Changes in operating assets and liabilities:
Net cash used in operating activities	(31,503)	(431)	(33,756)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mining claim	-	-	(5,888)
Net cash used in investing activities	-	-	(5,888)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	-	20	20
Issuance of common stock for cash	-	-	47,500

Net cash provided by financing activities	-	20	47,520

Net change in cash	(31,503)	(411)	7,876

Cash and cash equivalents at beginning of period	39,379	47,480	-

Cash and cash equivalents at end of period	$7,876	$47,069	$7,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See notes to financial statements

Cassidy Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2012
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

NOTE 2   GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $80,406 as at March 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed financial statements of Cassidy Ventures Inc., a Nevada corporation and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2011 audited financial statements and related notes included in the Company’s Amendment No. 2 to Form S-1 (File No. 333-176939; the “Form S-1”), as filed with the Securities and Exchange Commission on December 6, 2011.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders.  From our inception to March 31, 2012, we raised a total of $47,500 from private offerings of our common stock.

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

We plan to commence Phase 1 of the exploration program on the claim in summer 2012. We expect this phase to take two weeks to complete and an additional one to two months for the geologist to prepare his report.

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

Results of Operations

Three and Nine-Month Periods Ended March 31, 2012 and 2011

We recorded no revenues for the three and nine months ended March 31, 2012.   For the three and nine months ended March 31, 2011, we also recorded no revenues.  From the period of September 14, 2009 (inception) to March 31, 2012, we recorded no revenues.

General and administrative expenses were $5,755, and management fees and rent were $4,500 for the three months ending March 31, 2012.   For the three months ending March 31, 2011, general and administrative expenses were $11, and management fees and rent were $4,500.

General and administrative expenses were $28,098, and management fees were $13,500 for the nine months ending March 31, 2012.  For the nine months ending March 31, 2011, general and administrative expenses were $431, and management fees were $13,500.  Operating expenses, consisting solely of general and administrative expenses in the third quarter of 2011 consist primarily of management fees, rent, filing fees, license and permit fees, share transfer fees, and accounting and legal fees.

From the period of September 14, 2009 (inception) to March 31, 2012, we incurred operating expenses of $80,406.

Liquidity and Capital Resources

At March 31, 2012, we had a cash balance of $7,876.   We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2012.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

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
__________
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

CASSIDY VENTURES INC.
(Name of Registrant)

Date: May 14, 2012	By:	/s/ Edward Hayes
Edward Hayes
President and Chief Executive Officer (principal executive officer)

Date: May 14, 2012	By:	/s/ Linda Lamb
Linda Lamb
Secretary, Treasurer (principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
____________
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