Form 10-K
period 2012-06-30
Cassidy Ventures Inc.
filed 2012-09-28
CIK 1530425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

Commission File No. 333-176939

CASSIDY VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1240056
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

#204 - 1110 Finch Ave West
Toronto, Ontario
Canada M3J 3T6
(Address of principal executive offices, zip code)

(613) 482-4886
(Registrant’s telephone number, including area code)

#358 - 315 Place d’Youville
Montreal, Quebec
Canada H2Y 0A4
(Former name, former address and former fiscal year,
if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☐    No    ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☒    No  ☐

At April 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $860,000.  At September 27, 2012, there were 6,750,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.  At June 30, 2012, the end of the Registrant’s most recently completed fiscal year, there were 6,750,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

CASSIDY VENTURES INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Cassidy Ventures Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 74% control the Company’s two officers and directors collectively hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the  ”Company”, “Cassidy Ventures Inc.”, “we”, “us,” or “our” are to Cassidy Ventures Inc.

PART I

ITEM 1.	BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

On September 14, 2009, the Company was incorporated under the laws of the State of Nevada. We are engaged in the business of acquisition, exploration and development of natural resource properties.

Daniel Kramer served as the Company’s sole director for one day, September 14, 2009, which is the same date of our incorporation. Mr. Kramer is an employee of Val-U-Corp Services, Inc. (“Val-U-Corp”), which is a company which provides incorporation services in the state of Nevada, our state of incorporation. Linda Lamb, our current Secretary, Treasurer and a director, retained the services of Val-U-Corp for the purpose of incorporating our company. Nevada law requires that at least one director be named in a corporation’s Articles of Incorporation, upon filing with the Nevada Secretary of State. Mr. Kramer named himself a director in our Articles of Incorporation, solely for the purpose of meeting the statutory requirements in Nevada to file Articles of Incorporation, as part of Val-U-Corp’s incorporation’s services. On September 14, 2009, the date our Articles of Incorporation were filed, Mr. Kramer appointed Linda Lamb as a director and Mr. Kramer resigned as a director.

Edward Hayes has served as our President, from July 30, 2010, until the current date. Linda Lamb has served as our Secretary and Treasurer since September 14, 2009, until the current date and was President from September 14, 2009 through July 30, 2010. Our board of directors is comprised of two people: Edward Hayes and Linda Lamb.

We are authorized to issue 75,000,000 shares of common stock, par value $.001 per share. On October 16, 2009, we issued 2,500,000 shares of common stock to each of our two directors, for an aggregate issuance of 5,000,000 shares. We offered and sold these 5,000,000 shares at a purchase price of $0.001 per share, for aggregate offering proceeds of $5,000. While Mr. Hayes purchased 2,500,000 shares of common stock on October 16, 2009, Mr. Hayes did not become and officer or director of the Company until July 30, 2010.

IN GENERAL

Cassidy Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and has acquired mineral properties located in the Thunder Bay mining district, Province of Ontario, Canada but has not yet determined whether these properties contain reserves that are economically recoverable. We are currently conducting mineral exploration activities on the Mobert Property in order to assess whether it contains any commercially exploitable mineral reserves. Currently there are no known mineral reserves on the Mobert Property.

We have not earned any revenues to date. Our independent auditor has issued an audit opinion which includes a statement raising substantial doubt as to our ability to continue as a going concern. The source of information contained in this discussion is our geology report prepared by Caitlin L Jeffs, P.Geo., of Fladgate Exploration Consulting, dated June 2011.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of gold, zinc and other minerals. We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our mineral claims, that we will discover commercially exploitable levels of mineral resources on our property, or, if such deposits are discovered, that we will enter into further substantial exploration programs.  Further exploration is required before a final determination can be made as to whether our mineral claims possess commercially exploitable mineral deposits. If our claim does not contain any reserves all funds that we spend on exploration will be lost.

ACQUISITION OF THE MOBERT PROPERTY

On June 17, 2011, we purchased a 100% undivided interest in a mineral claim known as the Mobert property for a price of $5,888. The claim is in good standing until September 23, 2013. The claim is registered in the name of Kelvin Michael Ladoucour, who is a prospector retained by the Company to stake the Company’s claim. Mr. Ladoucour holds the claim in trust for the Company.

We engaged Fladgate Exploration Consulting (“Fladgate”), to prepare a geological evaluation report on the Mobert Property. Caitlin L Jeffs, P.Geo., is the professional geologist at Fladgate who conduct the evaluation. Mr. Jeffs received her HBSc in Geology degree from the University of British Columbia in 2002.

The work completed by Mr. Jeffs in preparing the geological report consisted of a review of geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historical files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claim.

We received the geological evaluation report on the Mobert Property entitled “Mobert Property Review Report” prepared by Mr. Jeffs in April 2011. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claim. The description of the Mobert Property provided below is based on Mr. Jeffs’s report.

We commenced Phase 1 of the exploration program on August 1, 2012.  Approximately, $4862 was expended on the Mobert Property between August 1, 2012 and September 21, 2012.

On September 21, 2012, the Company received its 2012 Soil Sampling Program report for soil sampling for the Mobert Property.  The report, prepared by Fladgate Exploration Consulting Corporation, confirmed that soil samples were taken from the Mobert Property.  The report states, in relevant part:

“B-horizon soil sampling was planned over roughly one quarter of the Property. A grid was created consisting of eleven lines spaced 100m apart, with a total of 141 planned samples spaced at 25m. Eight samples were unable to be taken due to ground conditions, leaving 133 samples taken in total. . . .

All samples were prepared and analysed through Accurassay Laboratories, located in Thunder Bay, Ontario. All samples sent for analyses are dried at 60°C and subjected to a jaw crusher, proceeding afterwards through an 80-mesh sieve.  Samples were analysed for gold, and the Accurassay procedure ALFA3 was selected for fire assay and ICP finish, with minimal sample needed (30g). Detection limits for ALFA3 range from 3 – 10,000ppb. . . .

Results from the 2012 soil sampling program are pending.”

The Company has not received the 2012 soil sampling results.

DESCRIPTION OF PROPERTY

The Mobert property is comprised of 1 mining claim totaling 12 units. The property covers a 1.2 km long portion of the Schreiber-Hemlo greenstone belt.

The primary commodity being explored for on the Mobert property is zinc and gold. Exploration in the past consisted of geological mapping, prospecting, airborne and ground magnetic and electromagnetic surveys and some soil sampling.

The Mobert property is located in the south central part of the Black River Area Township within the Thunder Bay Mining Division of Northwestern Ontario, Canada (Figure 1). The nearest towns are Manitouwadge 26 km to the north, Marathon 45 km to the southwest and White River 42 km to the southeast. The Hemlo Gold Camp is 23 km to the south-southwest along the TransCanada Highway.

The property is on NTS Sheet 42C13. The centre of the property has approximate geographic coordinates of 48°53’24.30”N, 85°50’44.44”W (UTM NAD83 Zone 16N 584614mE, 5415879mN). The Mobert property is comprised of 1 mining claim totaling 12 units and covering 190 hectares, 1.6km long by roughly 1.2km wide in a rectangular shape

The property is situated in Northwestern Ontario at the west end of the Dotted Lake Property. Access to the property is a logging road that branches east from Highway 614 and passes north-easterly through the middle of the property (see Figure 1 below).

The nearest towns are Manitouwadge 26 km to the north, Marathon 45 km to the southwest and White River 42 km to the southeast. The Hemlo Gold Camp is 23 km to the south-southwest along the TransCanada Highway. A pool of skilled labour for mining and exploration is present in the communities of Manitouwadge, Marathon and White River. All three communities have housing and facilities for educational, commercial and leisure activities. The city of Thunder Bay, 400 km to the west, is the nearest large regional population centre with many services and amenities for industrial, educational and leisure activities. The airport at Thunder Bay has daily schedules flights to Toronto, Ottawa, Calgary and Winnipeg. The nearest railroad is the Canadian Pacific Railroad 20 km to the south along the TransCanada Highway. A Hydro One high voltage power transmission line passes 18 km south of the property.

The claim was staked on September 18, 2010 and recorded with the Ministry of Northern Development, Mines and Forestry, in the Province of Ontario, Canada, on September 23, 2010 under mining claim number 4256860.

580,000 mE
582,000 mE
584,000 mE
586,000 mE
588,000 mE
5,418,000 mN
5,416,000 mN
5,414,000 mN
5,412,000 mN
N
Highway 614
0
1
2
kilometres
Wetland
Property Boundary
Adjacent Properties
Logging Road
Trail
50 Foot Contours
Water Course

FIGURE 1: MOBERT PROPERTY CLAIMS

PHYSIOGRAPHY, CLIMATE, VEGETATION & WATER

The climate is characterized by long cold winters and hot summers. Average daily temperatures in summer range from 10° to 24°C and from 0° to -22°C in the winter months. In general, soil sampling, geological mapping and trenching programs are limited to the summer months. Snow cover and freezing conditions prevail from mid-November until late April and make transportation through the property easier for large equipment during the months when swampy wet ground is frozen and easier to move across.

The property is covered by lakes, swamps and low wooded hills. Elevations on the property vary from 380 to 450 m above sea level. A steep slope that is difficult to move down or up crosses the centre of the property in a north-easterly direction. The slope is shown in the topography on Figure 1. Vegetation is typical for a mixed boreal forest and the dominant tree species are spruce, balsam, jackpine, birch and poplar.

Hudson Bay
Fort Severn
Peawanuck
MANITOBA
Severn R
River
James Bay
Baie James
Big Trout Lake
Sandy Lake
Winisk
Attawapiskat
CANADA
Lansdowne House
Moosonee
Pikangikum
Albany
River
Moose R
N
QUEBEC / QUÉBEC
MANITOBA
ONTARIO
Red Lake
Armstrong
Kapuskasing
Sioux Lookout
L Nipigon
Cochrane
Kenora
Dryden
Geraldton
Iroquois Falls
Timmins
Kirkland Lake
Marathon
Fort Frances
Thunder Bay
Wawa
Chapleau
New Liskeard
L Superior
USA / É-U d'A
Greater/ Grand Sudbury
North Bay
Ottawa R
Hawkesbury
Sault Ste Marie
Elliot Lake
Pembroke
Cornwall
Espanola
Ottawa
Little Current
Huntsville
Brockville
Bancroft
LEGEND
National capital
Provincial capital
Other populated places
Trans-Canada Highway
Major road
International boundary
Provincial boundary
Parry Sound
Kingston
Owen Sound
Orillia
Belleville
L Michigan
Port Elgin
Barrie
Peterborough
Oshawa
L Huron
Toronto
L Ontario
Goderich
Kitchener
St Catharines
Hamilton
Welland
UNITED STATES OF AMERICA
Sarnia
London
St Thomas
USA
Chatham-Kent
Windsor
L Erie
Scale
km 100 0 100 200 300 km
Manitouwadge
Mobert Property
Marathon
Highway 17
Lake Superior

Cassidy Ventures Inc.

Fladgate Exploration Consulting	**Mobert Property**
Author: C. Jeffs	Property Location and Access
24/03/2011

FIGURE 2: REGIONAL LOCATION

PROPERTY HISTORY

Past documented exploration is summarized in Table 1. A high-grade zinc mineralization was first discovered in the area on Dotted Lake by trapper/prospector A. Fairservice in 1957. This discovery (the Fairservice zinc showing) occurred on the neighbouring Dotted Lake Property and being exploration in the area. In the 1960’s several geophysical surveys were completed on the Mobert Property and geologic mapping was completed by the OGS over the entire Black River area. In 1983, a combined VLF and magnetometer survey was done on the property. Most recently geological mapping and whole rock geochemical sampling was completely in 1993.

Recent exploration on the adjacent Dotted Lake property has discovered a previously unknown gold occurrence. In 2008 and 2009 soil sampling and prospecting was carried out on the Dotted Lake Property, which returned positive results for gold on the Dotted Lake property. The following year, a trenching and prospecting program was completed by Fladgate Exploration for Rouge Resources. Four trenches were cut following up on soil anomalies returned in the 2008 and 2009 programs and prospecting.

Table 1: Past Exploration at Mobert Property

Year	Operator	Work	Principal Reference
1957	A. Fairservice	Discovery of nearby Fairservice showing, sampling and trenching	MNDMF Mineral Deposits Inventory (MDI)
1965	Carravelle Mines Ltd.	Combined VLF and magnetometer surveys	Domsalski, W., 1965
1965	Selco Exploration Ltd.	Airborne geophysical survey	Lazenby, P.G., 1965
1968	Ontario Department of Mines	Geological mapping of Black River area	Milne, V.G., 1968
1983	Adnaron Minerals Ltd.	Combined VLF and magnetometer surveys	Ferderber, H., 1983
1993	Noranda Minerals Inc.	Geologic mapping, whole rock geochemical sampling	Charlton, G., 1993

REGIONAL GEOLOGY

Information on the regional and area geology is mainly from government sources, maps and reports (Milne 1968, Sirgusa 1986). The property is situated in the Wawa sub-province of the Superior province of the Canadian Shield (Figure 3). All rocks are of Archaean age, with the exception of Proterozoic diabase dykes. The claim covers a portion of the north eastern part of the Schreiber-Hemlo Greenstone Belt. The eastern segment is subdivided into the 2.77 billion year old Hemlo-Black River assemblage to the northeast and the 2.7 billion year old Heron Bay Assemblage to the southwest. The assemblages are separated by the Lake Superior-Hemlo fault zone. The primary rock type of the Hemlo-Greenstone Black River assemblage is mafic volcanics. Felsic and intermediate volcanic rocks and clastics overlie the mafic volcanics. The belt is intruded by numerous felsic granitoids. Several stages of regional folding occurred in the belt, the latest stage is the most pervasive and occurred contemporaneous to, or predated, the intrusion of the granitoid bodies.

LOCAL GEOLOGY

Local geological data is taken from government reports (Milne 1968, McKay 1994) and from exploration work by Clear Mines Ltd. (Symonds, 1983) and also from drill holes completed by Noranda in 1991 (Degagne 1991) and are supplemented by Andre M. Pauwels NI 43-101 technical report (Pauwels, 2005). The Mobert property claim covers both the northern felsic units and the Dotted Lake Arm portion of the Schreiber-Hemlo Greenstone Belt (Figure 4).

The predominant rock type in the area is foliated, fine grained, dark green, amphibole rich metavolcanic rock. Medium and coarse grained amphibolites are less common and occasional remnant pillow textures have been observed indicating a submarine depositional environment. Small sills and dykes of granitoid rocks are common in the volcanic rocks. A few thin (1 cm to 30 cm) layers of intermediate to felsic volcanic tuffs were observed in the area just north of Dotted Lake in the general vicinity of the Fairservice showing (Pauwels, 2005). A small patch of intermediate volcanics is indicated on Milne’s map (Milne 1968) in the same area and short sections of felsic volcanic rocks were intersected in the Noranda drill holes (Degagne 1991). Magnetite, pyrrhotite-rich and garnetiferous amphibolitic iron formation is reported from drill holes 2 and 3 drilled by Noranda and contains massive sphalerite at the Fairservice showing. These horizons, although volumetrically a small proportion of the rocks in the area, appear to be continuous along strike within the metavolcanic rocks according to geophysical surveys. Foliation of the metavolcanic rock is persistently east-northeasterly trending within an isoclinal syncline within the metavolcanics of the Dotted Lake Arm. This syncline appears to plunge to the west-southwest. The metamorphism within the belt is amphibolite grade.

To the east mafic and ultramafic intrusive complex of gabbro, peridotite and serpentinized peridotite intruded along the southern flank of the mafic volcanics. Ground magnetic surveys in the area indicate that this complex extends 800m further to the west than indicated on OGS Map 3086 (Siragusa 1986). This area is covered by overburden. Granitoid rocks of the Dotted Lake Batholith outcrop to the south. The granatoids are pink to light pink in colour, foliated and medium grained, and appear to intrude both the metavolcanics and mafic/ultramafic rocks.

LOCAL ALTERATION AND MINERALIZATION

Pervasive alteration has not been found over large spans in the area. Small segments of bleached and epidotized amphibolite are described in the Noranda drill holes at the contact of iron formations intersected and in descriptions of the Fairservice showing.

Mineralization to the east of the Mobert Property was first discovered at the Fairservice zinc showing. The showing was described in detail by M. Smyk (McKay 1994). According to Smyk, the showing is hosted within a narrow band (up to 80 cm wide) of iron formation within mafic volcanic rock. It is described as follows:
“The mineralized zone occurs in the mafic volcanics and is oriented parallel to both the host rock foliation and the elongation direction of the pillows. The host metavolcanics become noticeably altered within 1 m of the mineralized zone.”

The mineralization is further described to be exposed over a maximum 20 m length and to contain sphalerite, magnetite, amphibole and disseminated garnet. The southern contact of the mineralization is a 1 m to 2 m thin felsic dyke, in part with the appearance of fissile sericite schist. The mineralization was interpreted by McKay to be hosted by iron formation which can be seen in intermittent outcrops over 200 m to the east of the showing. Grab samples from this iron formation reported by Smyk showed low anomalous zinc values.

Several rock samples at the OGS in Thunder Bay show a 2 cm band of massive, coarsely crystalline, dark brown sphalerite (35%) adjacent to well aligned coarse grains of magnetite (25%) intermixed with coarse crystals of sphalerite and a matrix of dark green amphibole and chlorite (40%) and a small amount of disseminated phyrrotite and chalcopyrite. A grab sample reported by Smyk (in McKay 1994) contained 9.44% Zn, 0.012% Cu, and 0.006 oz per ton gold.

One other zinc occurrence hosted in iron formation is reported from the Dotted Lake Arm. This occurrence, called the Brinklow zinc showing, is located approximately 6 km to the southwest of the Fairservice showing. The Brinklow showing was drilled by Noranda in 1994 with no significant results (Lockwood 1994).

The occurrence of massive sulphide bands hosted in an exhalative sedimentary unit within sea floor volcanic rocks with a component of intermediate to felsic volcanic rock classifies the mineralization as a metamorphosed volcanogenic massive sulphide (VMS) type of occurrence.

Figure 3: Geological Subprovinces of the Canadian Shield

580,000 mE
582,000 mE
584,000 mE
586,000 mE
588,000 mE
5,418,000 mN
5,416,000 mN
5,414,000 mN
5,412,000 mN
N
Highway 614
0
1
2
kilometres
Mafic Volcanics/Metavolcanics
1 - Hemlo Assemblage
Felsic Intrusive
7a - Late Silicic Plutonic
7b - Early Silicic Plutonic
Mafic to Ultramafic Intrusives
Property Boundary
Fault
Logging road
Trail
Showing
DDH
Geology modified from V. G. Milne 1965
Nad 83, Zone 16. Map Sheet 2146

Figure 4: Property Geology

PRESENT PROPERTY CONDITION AND PERMITTING REQUIREMENTS

The Mobert Property has no plant and equipment, infrastructure or other facilities, and there is currently no exploration of the Mobert Property. We have incurred $87,516 in operating costs, and an additional $5,888 in property acquisition, as at June 30, 2011 We expect to incur $94,000 of exploration costs to complete Phases 1, 2 and 3 of our Plan of Operation, with Phase 3 being Positive areas of the Mobert Property being diamond drill tested. There is no source of power or water on the Mobert Property that can be utilized.

Not less than $4,800 had to have been expended on the Mobert Property prior to September 23, 2012 to keep the claim in good standing for an additional year. No other permits are required for us to perform the exploration activities on the Mobert Property.

Approximately, $4,862 was expended on the Mobert Property between August 1, 2012 and September 21, 2012.

On September 21, 2012, the Company received its 2012 Soil Sampling Program report for soil sampling for the Mobert Property.  The report, prepared by Fladgate Exploration Consulting Corporation, confirmed that soil samples were taken from the Mobert Property.  The report states, in relevant part:

“B-horizon soil sampling was planned over roughly one quarter of the Property. A grid was created consisting of eleven lines spaced 100m apart, with a total of 141 planned samples spaced at 25m. Eight samples were unable to be taken due to ground conditions, leaving 133 samples taken in total. . . .

All samples were prepared and analysed through Accurassay Laboratories, located in Thunder Bay, Ontario. All samples sent for analyses are dried at 60°C and subjected to a jaw crusher, proceeding afterwards through an 80-mesh sieve.  Samples were analysed for gold, and the Accurassay procedure ALFA3 was selected for fire assay and ICP finish, with minimal sample needed (30g). Detection limits for ALFA3 range from 3 – 10,000ppb. . . .

Results from the 2012 soil sampling program are pending.”

The Company has not received the 2012 soil sampling results.

CONDITIONS TO RETAIN TITLE TO THE CLAIM

Provincial and Federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with Federal regulations, the Mobert property is in good standing to September 23, 2012. Not less than $4,800 had to have been expended on the Mobert property prior to September 23, 2012 to keep the claim in good standing for an additional year.

COMPETITIVE CONDITIONS

The mineral exploration business is an extremely competitive industry. We are competing with many other exploration companies looking for minerals. We are a very early stage mineral exploration company and a very small participant in the mineral exploration business. Being a junior mineral exploration company, we compete with other companies like ours for financing and joint venture partners. Additionally, we compete for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

GOVERNMENT APPROVALS AND RECOMMENDATIONS

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in Ontario specifically.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We currently have no costs to comply with environmental laws concerning our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our initial programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended three phases described above. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

EMPLOYEES

We currently have no employees other than our directors. We intend to retain the services of geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our mineral claims and to assist with regulatory compliance and preparation of financial statements.

OUR EXECUTIVE OFFICES

Our executive offices are located at #204 - 1110 Finch Ave. West, Toronto, Ontario, Canada M3J  3T6.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is #204 - 1110 Finch Ave. West, Toronto, Ontario, Canada M3J  3T6.  We believe that this space is adequate for our current needs. Our telephone number is (613) 482-4886.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since March 30, 2012, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCQB, under the stock symbol “CSVN”.  The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB.  The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended June 30, 2012	$0.00	$0.00

HOLDERS

As of the date of this report, there were 39 holders of record of our common stock.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

TRANSFER AGENT

Our transfer agent is Empire Stock Transfer of Henderson, Nevada.  Their address is 1859 Whitney Mesa Dr., Henderson, Nevada 89014 and their telephone number is (702) 818-5898.

HOLDERS

As of June 30, 2012 the Company had 6,750,000 shares of common stock issued and outstanding held by 39 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since September 14, 2009 (inception) and have incurred $87,516 in operating expenses from September 14, 2009 (inception) through June 30, 2012.  These expenses were comprised of $49,500 in management fees and rent and $38,016 in general and administrative costs. During the fiscal year ended June 30, 2012, we incurred $18,000 in management fees and rent and $30,708 in general and administrative costs. During the fiscal year ended June 30, 2011, we incurred $18,000 in management fees and rent and $7,288 in general and administrative costs.

We incurred net losses of $48,708 and $25,288 for the years ended June 30, 2012 and 2011, respectively. Our net loss since inception (September 25, 2007) through June 30, 2012 is $87,516.  The following table provides selected financial data about our company for the years ended June 30, 2012 and 2011.

Balance Sheet Data	June 30, 2012	June 30, 2011
Cash and Cash Equivalents	$6,982	$39,379
Total Assets	$12,870	$45,267
Total Liabilities	$3,386	$5,075
Shareholders’ Equity	$9,484	$40,192

GOING CONCERN

Cassidy Ventures Inc. is an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for Cassidy Ventures which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2012 was $6,982 with $3,386 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $35,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the first and second phases of the three phased exploration program on our claim.  In addition to the $19,000 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $16,000 on general and administration expenses including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $35,000.  If we experience a shortage of funds prior to funding we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Phase 1: Localized soil surveys, trenching and sampling over known and indicated mineralized zones.

Phase 2: VLF-EM and magnetometer surveys.

Phase 3: Positive areas will need to be diamond drill tested. The amount of drilling will depend on the success of phase 1 and 2.

BUDGET

$
Phase 1	7,000
Phase 2	12,000
Phase 3	75,000
Total	94,000

We commenced Phase 1 of the exploration program on August 1, 2012.  Approximately, $4862 was expended on the Mobert Property between August 1, 2012 and September 21, 2012.

On September 21, 2012, the Company received its 2012 Soil Sampling Program report for soil sampling for the Mobert Property.  The report, prepared by Fladgate Exploration Consulting Corporation, confirmed that soil samples were taken from the Mobert Property.  The report states, in relevant part:

“B-horizon soil sampling was planned over roughly one quarter of the Property. A grid was created consisting of eleven lines spaced 100m apart, with a total of 141 planned samples spaced at 25m. Eight samples were unable to be taken due to ground conditions, leaving 133 samples taken in total. . . .

All samples were prepared and analysed through Accurassay Laboratories, located in Thunder Bay, Ontario. All samples sent for analyses are dried at 60°C and subjected to a jaw crusher, proceeding afterwards through an 80-mesh sieve.  Samples were analysed for gold, and the Accurassay procedure ALFA3 was selected for fire assay and ICP finish, with minimal sample needed (30g). Detection limits for ALFA3 range from 3 – 10,000ppb. . . .

Results from the 2012 soil sampling program are pending.”

The Company has not received the 2012 soil sampling results.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Cassidy Ventures, Inc.
(An Exploration Stage Company)
Carson City, Nevada

We have audited the accompanying balance sheets of Cassidy Ventures, Inc. (the “Company”) as of June 30, 2012 and 2011, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2012 and 2011 and for the period from September 14, 2009 (Inception) through June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cassidy Ventures, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years ended June 30, 2012 and 2011 and for the period from September 14, 2009 (Inception) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
September 28, 2012

ITEM 8.	FINANCIAL STATEMENTS

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Balance Sheets

	June 30, 2012	June 30, 2011

ASSETS

Current Assets
Cash and cash equivalents	$6,982	$39,379
Total current assets	6,982	39,379
Other Assets
Mining Claim	5,888	5,888
Total other assets	5,888	5,888

TOTAL ASSETS	$12,870	$45,267

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$3,366	$5,055
Loan from shareholder	20	20
Total current liabilities	3,386	5,075

TOTAL LIABILITIES	3,386	5,075

STOCKHOLDERS' EQUITY

75,000,000 common shares at par value of $0.001
6,750,000 shares issued and outstanding at June 30, 2012 and June 30, 2011 respectively	6,750	6,750
Additional paid-in capital	90,250	72,250
Deficit accumulated during exploration stage	(87,516)	(38,808)
TOTAL STOCKHOLDERS' EQUITY	9,484	40,192

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY	$12,870	$45,267

See notes to financial statements

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Operations

			Inception
			September 14, 2009
	Year Ended	Year Ended	Through
	June 30, 2012	June 30, 2011	June 30, 2012
Operating Costs

Management Fees and Rent	$18,000	$18,000	$49,500
General and Administative	30,708	7,288	38,016

Total Operating Costs	48,708	25,288	87,516

Net Loss	$(48,708)	$(25,288)	$(87,516)

Basic earnings per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	6,750,000	6,750,000

See notes to financial statements

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Stockholders' Equity

				Deficit
		Common		Accumulated
	Common	Stock	Additional	During
	Stock	Amount	Paid-in Capital	Exploration Stage	Total

Stock issued to founders for cash	5,000,000	$5,000	$-	$-	$5,000
Stock issued for cash	1,750,000	1,750	40,750	-	42,500
Donated services	-	-	13,500	-	13,500
Net loss	-	-	-	(13,520)	(13,520)
Balance, June 30, 2010	6,750,000	6,750	54,250	(13,520)	47,480
Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(25,288)	(25,288)
Balance, June 30, 2011	6,750,000	6,750	72,250	(38,808)	40,192
Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(48,708)	(48,708)
Balance, June 30, 2012	6,750,000	$6,750	$90,250	$(87,516)	$9,484

See notes to financial statements

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows

			Inception
			September 14, 2009
	Year Ended	Year Ended	Through
	June 30, 2012	June 30, 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,708)	$(25,288)	$(87,516)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Donated services	18,000	18,000	49,500
Changes in operating assets and liabilities:
Accounts payable	(1,689)	5,055	3,366
Net cash used in operating activities	(32,397)	(2,233)	(34,650)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mining claim	-	(5,888)	(5,888)
Net cash used in investing activities	-	(5,888)	(5,888)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	-	20	20
Issuance of common stock for cash	-	-	47,500

Net cash provided by financing activities	-	20	47,520

Net change in cash	(32,397)	(8,101)	6,982

Cash and cash equivalents at beginning of period	39,379	47,480	-
Cash and cash equivalents at end of period	$6,982	$39,379	$6,982

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See notes to financial statements

Cassidy Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2012

NOTE 1   ORGANIZATION AND DESCRIPTION OF BUSINESS

Cassidy Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and its year-end is June 30.  The Company is “An Exploration Stage Company” as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 918, Development Stage Entities. The Company has acquired mineral properties located in the Thunder Bay mining district, Province of Ontario, Canada but has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements and to complete the development of the properties and upon future profitable production or proceeds from the sale thereof.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cassidy Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2012

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Costs

The Company has been in the exploration stage since its formation on September 14, 2009 and has not yet realized any revenues from its planned operations. All exploration expenditures are expensed as incurred.  Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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

Cassidy Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2012

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amount of cash and current liabilities approximates fair value due to the short maturity of these instruments. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Start-Up expenses

As a start-up company, the costs associated with start-up activities are expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from September 14, 2009 (inception) through June 30, 2012.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Cassidy Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2012

NOTE 3   GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $87,516 as at June 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 4   RELATED PARTY TRANSACTIONS

The officer of the Company could become involved in other business activities as they become available.  This could create a conflict between the Company and the other business interests.  The Company has not formulated a policy for the resolution of such a conflict should one arise.

Loan from shareholder represents a loan from a related party.  As of June 30, 2012 the loan balance is $20.

NOTE 5   INCOME TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes and (b) net operating costs carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverably taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized as it is not determined likely to be realized.

The provision for refundable Federal income tax consists of the following for the periods ending:

	June 30, 2012	June 30, 2011
Federal income tax benefit attributable to:

Net operating loss	$(16,561)	$(8,600)
Less, change in valuation allowance	(16,561)	(8,600)
Net benefit	$-	$-

Cassidy Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2012

	June 30, 2012	June 30, 2011
The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount as follows
Deferred tax attributed:
Net operating loss carryover	$29,761	$13,200
Less valuation allowance	(29,761)	(13,200)

Net Deferred Tax Asset	$-	$-

On June 30, 2012 the Company had an unused net operating loss carry-forward of approximately $88,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2030.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6    MINERAL PROPERTY

On June 17, 2011, the Company paid $5,888 for the property acquisition of claim # 4256860 in the Thunder Bay mining district, Ontario, Canada.

NOTE 7   EQUITY TRANSACTIONS

On October 6, 2009 the Company issued 5,000,000 shares of common stock at $0.001 per share, par value, to the founders of the Company for net cash proceeds of $5,000.

Between October 27 and November 12, 2009 the Company issued 750,000 shares of common stock at $0.01 per share to various investors, for net cash proceeds of $7,500.

Between February 23 and March 26, 2010, the Company issued 500,000 shares of common stock at $0.01 per share to various investors, for net cash proceeds of $5,000.

Between April 22 and May 28, 2010 the Company issued 400,000 shares of common stock at $0.05 per share, to various investors for net cash proceeds of $20,000.

On June 25, 2010 the Company issued 100,000 shares of common stock at $0.10 per share to two investors for net cash proceeds of $10,000.

As of June 30, 2012 the Company had 6,750,000 shares of common stock issued and outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2012.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•   Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Edward Hayes, our President, Chief Executive Officer, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, Mr. Hayes concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President, Chief Executive Officer, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2012.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of June 30, 2012 are as follows:

Name	Age	Positions and Offices

Edward Hayes	63	President and Director

Linda Lamb	61	Secretary, Treasurer and Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office.  Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

EDWARD HAYES, AGE 63

Mr. Hayes has served as our President and a Director since July 30, 2010. Since 1971, Mr. Hayes has been self-employed as a prospector. Additionally, from 1989 until 1997, Mr. Hayes was a consulting partner at CME Consulting Inc., a company which provides mining project management and mineral exportation services. During his time at CME Consulting, he consulted primarily on mining projects in Africa. Mr. Hayes’s 40 years of experience in the mining industry led to our conclusion that he should be serving as a member of our Board of Directors.

LINDA LAMB, AGE 61

Ms. Lamb has served as our Secretary, Treasurer and a Director since our inception on September 14, 2009. She also served as our President from our inception on September 14, 2009 until July 30, 2010. In 2006, Ms. Lamb retired from a career as a controller in the Personnel Department at Bell Canada, where she worked from 1998 until 2006. In 1985, Ms. Lamb received her Bachelor of Science degree from the University of Toronto. Ms. Lamb’s background as a controller and her desire to work in the mining industry and work with Mr. Hayes led to our conclusion that she should be serving as a member of our Board of Directors.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified.  The Company’s Bylaws provide that the Board of Directors will consist of no less than three members.  Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee.  The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended June 30, 2012, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended June 30, 2012 and 2010:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended June 30, 2012, for the fiscal year ended as indicated.

						Non-Equity
						Incentive	Nonqualified
						Plan	Deferred	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Compensation($)	Compensation($)	Compensation($)	Total($)
Edward Hayes (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Linda Lamb (2)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1) President and Director.
(2) Secretary, Treasurer and Director.

 None of our directors have received monetary compensation since our inception through June 30, 2012.  We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of June 30, 2012:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
Edward Hayes (1)	0	0	0	0	0	0	0

Linda Lamb (2)	0	0	0	0	0	0	0

(1) President and Director.
(2) Secretary, Treasurer and Director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 30, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 6,750,000 shares of our common stock issued and outstanding as of June 30, 2012.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares
Title of Class	of Beneficial Owner (1)	Owned Beneficially	Percent of Class Owned

Common Stock:	Edward Hayes, President, President, Chief Executive Officer, Treasurer and Director	2,500,000	37%

Common Stock:	Linda Lamb, Chief Financial Officer, Secretary and Director	2,500,000	37%

All executive officers and directors as a group (2 persons)		5,000,000	74%

(1) Unless otherwise noted, the address of each person or entity listed is, c/o Cassidy Ventures Inc., #204 - 1110 Finch Ave. West, Toronto, Ontario, Canada M3J  3T6.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended June 30, 2012 and 2011, the total fees charged to the company for audit services, including quarterly reviews were $11,450 and $6,555, for audit-related services were $950 and $1,250 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the Registrant’s Form S-1 (File No. 333-176939), filed with the Commission on September 21, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASSIDY VENTURES INC.
(Name of Registrant)

Date: September 28, 2012	By:	/s/ Edward Hayes
		Name:	Edward Hayes
		Title:	President and Director (and principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2012	By:	/s/ Linda Lamb
		Name:	Linda Lamb
		Title:	Secretary, Treasurer and Director

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the Registrant’s Form S-1 (File No. 333-176939), filed with the Commission on September 21, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.