Form 10-Q
period 2012-09-30
Cassidy Ventures Inc.
filed 2012-11-09
CIK 1530425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 7, 2012, there were 6,750,000 shares of common stock, $0.001 par value per share, outstanding.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets as of September 30, 2012 (unaudited) and June 30, 2012.	4

		Statements of Operations for the three months ended September 30, 2012 and 2011, and the period from September 14, 2009 (Inception) to September 30, 2012 (unaudited).	5

		Statements of Cash Flows for the three months ended September 30, 2012 and 2011, and the period from September 14, 2009 (Inception) through September 30, 2012 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

	Item 4.	Controls and Procedures.	12

Part II.	Other Information

	Item 1.	Legal Proceedings.	13

	Item 1A.	Risk Factors	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

	Item 3.	Defaults Upon Senior Securities.	13

	Item 4.	Mine Safety Disclosures.	13

	Item 5.	Other Information.	13

	Item 6.	Exhibits.	14

Signatures			15

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

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Balance Sheets

	September 30, 2012	June 30, 2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,582	$6,982
Total current assets	2,582	6,982
Other Assets
Mining Claim	5,888	5,888
Total other assets	5,888	5,888

TOTAL ASSETS	$8,470	$12,870

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$13,043	$3,366
Loan from shareholder	20	20
Total current liabilities	13,063	3,386
TOTAL LIABILITIES	13,063	3,386

STOCKHOLDERS' EQUITY (DEFICIT)

75,000,000 common shares at par value of $0.001 authorized; 6,750,000 shares issued and outstanding at September 30, 2012 and June 30, 2012 respectively	6,750	6,750
Additional paid-in capital	94,750	90,250
Deficit accumulated during exploration stage	(106,093)	(87,516)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,593)	9,484

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY (DEFICIT)	$8,470	$12,870

See notes to financial statements.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Inception September 14, 2009 Through
	September 30, 2012	September 30, 2011	September 30, 2012

Operating Costs

Management Fees and Rent	$4,500	$4,500	$54,000
Exploration Expense	5,494	-	5,494
General and Administative	8,583	3,352	46,599

Total Operating Costs	18,577	7,852	106,093

Net Loss	$(18,577)	$(7,852)	$(106,093)

Basic and diluted earnings per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	6,750,000	6,750,000

See notes to financial statements.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended	Inception September 14, 2009 Through
	September 30, 2012	September 30, 2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,577)	$(7,852)	$(106,093)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Donated services	4,500	4,500	54,000
Changes in operating assets and liabilities:
Accounts payable	9,677	(1,714)	13,043
Net cash used in operating activities	(4,400)	(5,066)	(39,050)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining claim	-	-	(5,888)
Net cash used in investing activities	-	-	(5,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	-	-	20
Issuance of common stock for cash	-	-	47,500
Net cash provided by financing activities	-	-	47,520

Net change in cash	(4,400)	(5,066)	2,582

Cash and cash equivalents at beginning of period	6,982	39,379	-

Cash and cash equivalents at end of period	$2,582	$34,313	$2,582

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See notes to financial statements.

Cassidy Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2012
(Unaudited)

NOTE 1   NATURE OF OPERATIONS

Cassidy Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and its year-end is June 30.  The Company is in the exploration stage with no revenues and limited operating history.

The accompanying unaudited interim financial statements of Cassidy Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s 10K Annual Report filed with the SEC.  In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements, for fiscal 2012, as reported, have been omitted.

NOTE 2   GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(106,093) as at September 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Cassidy Ventures Inc., a Nevada corporation and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2012 audited financial statements and related notes included in the Company’s Amendment No. 2 to Form S-1 (File No. 333-176939; the “Form S-1”), as filed with the Securities and Exchange Commission on December 6, 2011.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders.  From our inception to September 30, 2012, we raised a total of $47,500 from private offerings of our common stock.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities enominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income (loss).

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

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to the results of phase 1, we anticipate commencing with phase 2 in winter 2012/2013.  We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

Results of Operations

Three -Month Periods Ended September 30, 2012 and 2011

We recorded no revenues for the three and three months ended September 30, 2012.   For the three months ended September 30, 2011, we also recorded no revenues.  From the period of September 14, 2009 (inception) to September 30, 2012, we recorded no revenues.

For the three months ending September 30, 2012, general and administrative expenses were $8,583, exploration expenses were $5,494 and management fees and rent were $4,500.   For the three months ending September 30, 2011, general and administrative expenses were $3,352, no expenditures were made for exploration, and management fees and rent were $4,500.

From the period of September 14, 2009 (inception) to September 30, 2012, we incurred operating expenses of $106,093.

Liquidity and Capital Resources

At September 30, 2012, we had a cash balance of $2,582.   We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2012.

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

CASSIDY VENTURES INC.
(Name of Registrant)

Date: November 9, 2012	By:	/s/ Edward Hayes
Edward Hayes
President and Chief Executive Officer (principal executive officer)

Date: November 9, 2012	By:	/s/ Linda Lamb
Linda Lamb
Secretary, Treasurer (principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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