Form 10-Q
period 2012-12-31
Cassidy Ventures Inc.
filed 2013-02-11
CIK 1530425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-54838

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

As of February 5, 2012, there were 6,750,000 shares of common stock, $0.001 par value per share, outstanding.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2012

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of December 31, 2012 (unaudited) and June 30, 2012.	4

		Statements of Operations for the three and six months ended December 31, 2012 and 2011, and the period from September 14, 2009 (Inception) to December 31, 2012 (unaudited).	5

		Statements of Cash Flows for the six months ended December 31, 2012 and 2011, and the period from September 14, 2009 (Inception) through December 31, 2012 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

	Item 4.	Controls and Procedures.	12

Part II.	Other Information
	Item 1.	Legal Proceedings.	13

	Item 1A.	Risk Factors.	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

	Item 3.	Defaults Upon Senior Securities.	13

	Item 4.	Mine Safety Disclosures.	13

	Item 5.	Other Information.	13

	Item 6.	Exhibits.	14

Signatures			15

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

 PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Balance Sheets

	December 31, 2012	June 30, 2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,817	$6,982
Total current assets	1,817	6,982
Other Assets
Mining Claim	5,888	5,888
Total other assets	5,888	5,888

TOTAL ASSETS	$7,706	$12,870

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$7,837	$3,366
Advances from shareholder	10,005	20
Total current liabilities	17,842	3,386
TOTAL LIABILITIES	17,842	3,386

STOCKHOLDERS' EQUITY/(DEFICIT)

75,000,000 common shares at par value of $0.001
authorized; 6,750,000 shares issued and outstanding at
December 31, 2012 and June 30, 2012 respectively	6,750	6,750
Additional paid-in capital	99,250	90,250
Deficit accumulated during exploration stage	(116,136)	(87,516)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(10,136)	9,484

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY	$7,706	$12,870

See notes to financial statements

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Inception
					September
					14,
	Three Months	Three Months	Six Months	Six Months	2009
	Ended	Ended	Ended	Ended	Through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011	2012

Operating Costs

Management Fees and Rent	$4,500	$4,500	$9,000	$9,000	$58,500
Exploration Expense	2,981	-	8,474	-	8,474
General and Administative	2,563	18,990	11,146	22,343	49,162
Total Operating Costs	10,044	23,490	28,620	31,343	116,136

Net Loss	$(10,044)	$(23,490)	$(28,620)	$(31,343)	$(116,136)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	6,750,000	6,750,000	6,750,000	6,750,000

See notes to financial statements

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

			Inception
			September
			14,
	Six Months	Six Months	2009
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,620)	$(31,343)	$(116,136)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Donated services	9,000	9,000	58,500
Changes in operating assets and liabilities:
Accounts payable	4,470	(2,455)	7,836
Net cash used in operating activities	(15,150)	(24,798)	(49,800)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mining claim	-	-	(5,888)
Net cash used in investing activities	-	-	(5,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	9,985	-	10,005
Issuance of common stock for cash	-	-	47,500

Net cash provided by financing activities	9,985	-	57,505

Net change in cash	(5,165)	(24,798)	1,817

Cash and cash equivalents at beginning of period	6,982	39,379	-

Cash and cash equivalents at end of period	$1,817	$14,581	$1,817

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See notes to financial statements

Cassidy Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2012
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

NOTE 2   GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(116,136) as at December 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3   RELATED PARTY TRANSACTIONS

As of December 31, 2012, there are advances from the shareholder totalling $10,005. These advances are due on demand and carry no interest or collateral.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Cassidy Ventures Inc., a Nevada corporation (the “Company”), and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2012 audited financial statements and related notes included in the Company’s Form 10-K (File No. 333-176939; the “Form 10-K”), as filed with the Securities and Exchange Commission on September 28, 2012.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

The Company was incorporated in the State of Nevada on September 14, 2009 and established a fiscal year end of June 30.  It is an exploration-stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form 10-K, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders.  From our inception to December 31, 2012, we raised a total of $47,500 from private offerings of our common stock.

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

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to the results of phase 1, we anticipate commencing with phase 2 in spring 2013.  We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

Results of Operations

Three- and Six-Month Periods Ended December 31, 2012 and 2011

We recorded no revenues for the three and six months ended December 31, 2012.  For the three and six months ended December 31, 2011, we also recorded no revenues.  From the period of September 14, 2009 (inception) to December 31, 2012, we recorded no revenues.

For the three months ending December 31, 2012, general and administrative expenses were $2,563, exploration expenses were $2,981 and management fees and rent were $4,500.  For the three months ending December 31, 2011, general and administrative expenses were $18,990, no expenditures were made for exploration, and management fees and rent were $4,500.

For the six months ending December 31, 2012, general and administrative expenses were $11,146, exploration expenses were $8,474 and management fees and rent were $9,000.  For the six months ending December 31, 2011, general and administrative expenses were $22,342, no expenditures were made for exploration, and management fees and rent were $9,000.

From the period of September 14, 2009 (inception) to December 31, 2012, we incurred operating expenses of $116,136.

Liquidity and Capital Resources

At December 31, 2012, we had a cash balance of $1,817.  We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2012.

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

ITEM 1A. RISK FACTORS.

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

CASSIDY VENTURES INC.
(Name of Registrant)

Date: February 11, 2013	By:	/s/ Edward Hayes
Name: Edward Hayes
Title: President and Chief Executive Officer (principal executive officer)

Date: February 11, 2013	By:	/s/ Linda Lamb
Name: Linda Lamb
Title: Secretary, Treasurer (principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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