Form 10-Q
period 2013-03-31
Cassidy Ventures Inc.
filed 2013-05-20
CIK 1530425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
_____________________________________________________
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

As of March 31, 2013 and as of May 14, 2013, there were 135,000,000 shares of common stock, $0.001 par value per share, outstanding.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2013

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of March 31, 2013 (unaudited) and June 30, 2012.	4

	Statements of Operations for the three and nine months ended March 31, 2013 and 2012, and the period from September 14, 2009 (Inception) to March 31, 2013 (unaudited).	5

	Statements of Cash Flows for the nine months ended March 31, 2013 and 2012, and the period from September 14, 2009 (Inception) through March 31, 2013 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4.	Controls and Procedures.	13

Part II. Other Information

Item 1.	Legal Proceedings.	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3.	Defaults Upon Senior Securities.	14

Item 4.	Mine Safety Disclosures.	14

Item 5.	Other Information.	14

Item 6.	Exhibits.	15

Signatures		16

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Cassidy Ventures Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Balance Sheets

	March 31,	June 30,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$-	$6,982
Total current assets	-	6,982
Other Assets
Mining Claim	5,888	5,888
Total other assets	5,888	5,888

TOTAL ASSETS	$5,888	$12,870

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$4,024	$3,366
Loan from shareholder	17,805	20
Total current liabilities	21,829	3,386
TOTAL LIABILITIES	$21,829	$3,386

STOCKHOLDERS' EQUITY/(DEFICIT)

Common stock, $0.001 par value, 256,000,000 shares
authorized; 135,000,000 shares issued and outstanding at
March 31, 2013 and at June 30, 2012 respectively	135,000	135,000
Additional paid-in capital	(24,500)	(38,000)
Deficit accumulated during exploration stage	(126,441)	(87,516)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(15,941)	9,484

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY (DEFICIT)	$5,888	$12,870

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Inception September 14, 2009 Through
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013

Operating Costs

Management Fees and Rent	$4,500	$4,500	$13,500	$13,500	$63,000
Exploration Expense	-	-	8,474	-	8,474
General and Administative	5,805	5,755	16,952	28,098	54,967

Total Operating Costs	10,305	10,255	38,926	41,598	126,441

Net Loss	$(10,305)	$(10,255)	$(38,926)	(41,598)	(126,441)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	135,000,000	135,000,000	135,000,000	135,000,000

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended	Inception September 14, 2009 Through
	March 31, 2013	March 31, 2012	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,926)	$(41,598)	$(126,441)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Donated services	13,500	13,500	63,000
Accounts payable	659	(3,405)	4,024
Changes in operating assets and liabilities:
Net cash used in operating activities	(24,767)	(31,503)	(59,417)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mining claim	-	-	(5,888)
Net cash used in investing activities	-	-	(5,888)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	17,785	-	17,805
Issuance of common stock for cash	-	-	47,500
Net cash provided by financing activities	17,785	-	65,305

Net change in cash	(6,982)	(31,503)	-

Cash and cash equivalents at beginning of period	6,982	39,379	-

Cash and cash equivalents at end of period	$-	$7,876	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

Cassidy Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

NOTE 1  NATURE OF OPERATIONS

Cassidy Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and its year-end is June 30. The Company is in the exploration stage with no revenues and limited operating history.

The accompanying unaudited interim financial statements of Cassidy Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2012. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements, for fiscal 2012, as reported, have been omitted.

NOTE 2  GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(126,441) as at March 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3  STOCKHOLDER’S EQUITY

On March 6, 2013, the Company declared a stock dividend of nineteen (19) shares of common stock at par value of $0.001 per share. The record date and effective date was March 18, 2013.

On March 7, 2013, the Company amended its Articles of Incorporation increasing its authorized capital stock from 75,000,000 to 256,000,000 shares of common stock, par value of $0.001 per share.

As of March 31, 2013 the Company had 256,000,000 shares of common stock, par value of $0.001 per share, authorized and 135,000,000 issued and outstanding.

The stock dividend has been shown retroactively.

NOTE 4  RELATED PARTY TRANSACTIONS

As of March 31, 2013, there are loans from a former shareholder totalling $17,805. These advances are unsecured, due on demand and carry no interest.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Cassidy Ventures Inc., a Nevada corporation (the “Company”), and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2012 audited financial statements and related notes included in the Company’s Form 10-K (File No. 333-176939; the “Form 10-K”), as filed with the Securities and Exchange Commission on September 28, 2012.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

The Company was incorporated in the State of Nevada on September 14, 2009 and established a fiscal year end of June 30. It is an exploration-stage company.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form 10-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders. From our inception to March 31, 2013, we raised a total of $47,500 from private offerings of our common stock, and we have incurred $17,805 in unsecured, no-term, no interest loans from a shareholder.

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

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to the results of phase 1, we anticipate commencing with phase 2 in summer 2013. We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

Results of Operations

Three-Month Periods Ended March 31, 2013 and 2012

We recorded no revenues for the three months and nine months ended March 31, 2013 and 2012.  From the period of September 14, 2009 (inception) to March 31, 2013, we recorded no revenues.

For the three months ending March 31, 2013, general and administrative expenses were $5,805 and management fees and rent were $4,500.  For the three months ending March 31, 2012, general and administrative expenses were $5,755, and management fees and rent were $4,500.

For the nine months ending March 31, 2013, general and administrative expenses were $16,952, exploration expenses were $8,474 and management fees and rent were $13,500.  For the nine months ending March 31, 2012, general and administrative expenses were $28,098, we incurred no exploration expenses and management fees and rent were $13,500.

From the period of September 14, 2009 (inception) to March 31, 2013, we incurred operating expenses of $126,441.

Liquidity and Capital Resources

At March 31, 2013, we had a cash balance of $0.00.  We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.  We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On May 18, 2013, the Company effected a 19-for-1 stock dividend.

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
_____________________
*    Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-176939), as filed with the Securities and Exchange Commission on September 21, 2012.

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

CASSIDY VENTURES INC.
(Name of Registrant)

Date: May 17, 2013	By:	/s/ Keith Fredricks
Name: Keith Fredricks
Title: President (principal executive officer)

Date: May 17, 2013	By:	/s/ William Drury
Name: William Drury
Title: Secretary and Treasurer (principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________
*    Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-176939), as filed with the Securities and Exchange Commission on September 21, 2012.
**  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.