Form 10-K
period 2013-06-30
Cassidy Ventures Inc.
filed 2013-10-15
CIK 1530425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At December 31, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $10,462,500. At October 11, 2013, there were 135,000,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding. At June 30, 2013, the end of the Registrant’s most recently completed fiscal year, there were 135,000,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

Keith Fredricks has served as our President since February 19, 2013. William Drury has served as our Secretary, Treasurer and sole director since February 19, 2013.

Edward Hayes served as our President, from July 30, 2010, until February 19, 2013. Linda Lamb served as our Secretary and Treasurer since September 14, 2009, until February 19, 2013, and was President from September 14, 2009 through July 30, 2010.

Our board of directors is comprised of one person: William Drury.

We are authorized to issue 256,000,000 shares of common stock, par value $.001 per share.

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

The property is on NTS Sheet 42C13. The centre of the property has approximate geographic coordinates of 48°53’24.30”N, 85°50’44.44”W (UTM NAD83 Zone 16N 584614mE, 5415879mN). The Mobert property is comprised of 1 mining claim totaling 12 units and covering 190 hectares, 1.6km long by roughly 1.2km wide in a rectangular shape.

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
Highway 614
N
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
Severn R
River
James Bay
Baie James
CANADA
Big Trout Lake
Attawapiskat
Sandy Lake
Winisk
Lansdowne House
Moosonee
Pikangikum
Albany
River
Moose R
QUEBEC / QUÉBEC
N
MANITOBA
ONTARIO
Red Lake
Armstrong
Kapuskasing
Sioux Lookout
L Nipigon
Cochrane
Kenora
Dryden
Geraldton
Iroquois Falls
Timmins
Kirkland Lake
Marathon
Fort Frances
Thunder Bay
Wawa
Chapleau
New Liskeard
USA / É-U d'A
L Superior
Ottawa R
Greater/ Grand Sudbury
North Bay
Hawkesbury
Sault Ste Marie
Elliot Lake
Pembroke
Cornwall
Espanola
Ottawa
Little Current
Huntsville
Bancroft
Brockville
LEGEND
National capital
Provincial capital
Other populated places
Trans-Canada Highway
Major road
International boundary
Provincial boundary
Parry Sound
Kingston
Owen Sound
Orillia
Belleville
L Michigan
Port Elgin
Barrie
Peterborough
Oshawa
L Huron
Toronto
L Ontario
Goderich
Kitchener
St Catharines
Hamilton
Welland
London
USA
UNITED STATES OF AMERICA
Sarnia
St Thomas
Chatham-Kent
Windsor
L Erie
Scale
km 100 0 100 200 300 km
Manitouwadge
Mobert Property
Highway 614
Marathon
Highway 17
Lake Superior
0 25 50
Kilometres
Cassidy Ventures Inc.
Fladgate Exploration Consulting
Mobert Property
Author: C. Jeffs
24/03/2011
Property Location and Access

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
Geology modified from V. G. Milne 1965
Nad 83, Zone 16. Map Sheet 2146

Figure 4: Property Geology

PRESENT PROPERTY CONDITION AND PERMITTING REQUIREMENTS

The Mobert Property has no plant and equipment, infrastructure or other facilities, and there is currently no exploration of the Mobert Property. We have incurred $87,516 in operating costs, and an additional $5,888 in property acquisition, as at June 30, 2012 We expect to incur $94,000 of exploration costs to complete Phases 1, 2 and 3 of our Plan of Operation, with Phase 3 being Positive areas of the Mobert Property being diamond drill tested. There is no source of power or water on the Mobert Property that can be utilized.

Not less than $4,800 had to have been expended on the Mobert Property prior to September 23, 2014 to keep the claim in good standing for an additional year. No other permits are required for us to perform the exploration activities on the Mobert Property.

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

CONDITIONS TO RETAIN TITLE TO THE CLAIM

Provincial and Federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with Federal regulations, the Mobert property is in good standing to September 23, 2014. Not less than $4,800 had to have been expended on the Mobert property prior to September 23, 2014 to keep the claim in good standing for an additional year.

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

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended September 30, 2013	$5.00	$4.95
Three Months Ended June 30, 2013	$5.00	$4.95
Three Months Ended March 31, 2013	$7.00	$1.55
Three Months Ended December 31, 2012	$0.55	$0.01
Three Months Ended September 30, 2012	$0.55	$0.01
Three Months Ended June 30, 2013	$0.55	$0.01
Three Months Ended March 31, 2012	$0.55	$0.01

HOLDERS

As of the date of this report, there were 31 holders of record of our common stock.

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

HOLDERS

As of June 30, 2013 the Company had 135,000,000 shares of common stock issued and outstanding held by 31 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2013.

ITEM 6.  SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since September 14, 2009 (inception).

We incurred $119,789 in operating expenses for the year ended 2013. These expenses were comprised of $75,000 in consulting fee expense, $13,500 in management fees and rent, $8,474 in exploration expense, $15,356 in professional fees and $7,459 in general and administrative costs. During the fiscal year ended June 30, 2012, we incurred $18,000 in management fees and rent, $26,130 in professional fees and $4,578 in general and administrative costs.

At June 30, 2013, we incurred an impairment loss of $5,888. We incurred net losses of $125,677 and $48,708 for the years ended June 30, 2013 and 2012, respectively. Our net loss since inception (September 19, 2009) through June 30, 2013 is $213,193. The following table provides selected financial data about our company for the years ended June 30, 2013 and 2011.

Balance Sheet Data	June 30, 2013	June 30, 2012
Cash and Cash Equivalents	$-0-	$6,982
Total Assets	$-	$12,870
Total Liabilities	$102,693	$3,386
Shareholders’ Equity (Deficit)	$(102,693)	$9,484

GOING CONCERN

Cassidy Ventures Inc. is an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for Cassidy Ventures which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2013 was $0 with $102,693 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $35,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

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

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to the results of phase 1, we anticipate commencing with phase 2 in summer 2014. We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.  FINANCIAL STATEMENTS

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Cassidy Ventures, Inc.
(An Exploration Stage Company)
Carson City, Nevada

We have audited the accompanying balance sheets of Cassidy Ventures, Inc. (the “Company” as of June 30, 2013 and 2012 and for the period from September 14, 2009 (Inception) through June 30, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years then ended. Cassidy Ventures, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cassidy Ventures, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the two years then ended and for the period from September 14, 2009 (Inception) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
October 14, 2013

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Balance Sheets

	June 30, 2013	June 30, 2012

ASSETS

Current Assets
Cash and cash equivalents	$-	$6,982
Total current assets	-	6,982
Other Assets
Mining Claim	-	5,888
Total other assets	-	5,888

TOTAL ASSETS	$-	$12,870

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$82,773	$3,366
Shareholder advances	19,920	20
Total current liabilities	102,693	3,386
TOTAL LIABILITIES	102,693	3,386

STOCKHOLDERS' EQUITY/(DEFICIT)

Common stock, 0.001 par value, 256,000,000 shares
authorized; 135,000,000 shares issued and outstanding at
June 30, 2013 and 2012 respectively	135,000	135,000
Additional paid-in capital	(24,500)	(38,000)
Deficit accumulated during exploration stage	(213,193)	(87,516)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(102,693)	9,484

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$12,870

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Operations

			Inception
			(September 14, 2009)
	Year Ended	Year Ended	Through
	June 30, 2013	June 30, 2012	June 30, 2013

Operating Costs

Consulting fee expense	$75,000	$-	$75,000
Management Fees and Rent	13,500	18,000	63,000
Exploration Expense	8,474	-	8,474
Professional fees	15,356	26,130	48,340
General and Administative	7,459	4,578	12,491

Loss from operations	(119,789)	(48,708)	(207,305)
Other Income and (expense)
Impairment loss	(5,888)	-	(5,888)
Net Loss	$(125,677)	$(48,708)	$(213,193)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding: Basic and diluted	135,000,000	135,000,000

CASSIDY VENTURES INC. (An Exploration Stage Company) Statements of Stockholder's Equity (Deficit)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total

Stock issued to founders for cash	100,000,000	$100,000	$(95,000)	$-	$5,000
Stock issued for cash	35,000,000	35,000	7,500	-	42,500
Donated services	-	-	13,500	-	13,500
Net loss	-	-	-	(13,520)	(13,520)
Balance, June 30, 2010	135,000,000	135,000	(74,000)	(13,520)	47,480
Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(25,288)	(25,288)
Balance, June 30, 2011	135,000,000	135,000	(56,000)	(38,808)	40,192
Donated services	-	-	18,000	-	18,000
Net loss	-	-	-	(48,708)	(48,708)
Balance, June 30, 2012	135,000,000	135,000	(38,000)	(87,516)	9,484
Donated services			13,500		13,500
Net loss				(125,677)	(125,677)
Balance June 30, 2013	135,000,000	$135,000	$(24,500)	$(213,193)	$(102,693)

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows

			Inception
			(September 14, 2009)
	Year Ended	Year Ended	Through
	June 30, 2013	June 30, 2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(125,677)	$(48,708)	$(213,193)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Donated services	13,500	18,000	63,000
Impairment loss	5,888	-	5,888
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	79,407	(1,689)	82,773
Net cash used in operating activities	(26,882)	(32,397)	(61,532)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mining claim	-	-	(5,888)
Net cash used in investing activities	-	-	(5,888)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	19,900	-	19,920
Issuance of common stock for cash	-	-	47,500

Net cash provided by financing activities	19,900	-	67,420

Net change in cash	(6,982)	(32,397)	-

Cash and cash equivalents at beginning of period	6,982	39,379	-

Cash and cash equivalents at end of period	$-	$6,982	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

Cassidy Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2013

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Cassidy Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and its year end is June 30. The Company is “An Exploration Stage Company” as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 918, Development Stage Entities with no revenues and limited operating history. The Company has acquired mineral properties located in the Thunder Bay mining district, Province of Ontario, Canada but has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements and to complete the development of the properties and upon future profitable production or proceeds from the sale thereof.

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
June 30, 2013

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

Cassidy Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2013

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. On occasion transactions may occur in Canadian dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income (loss).

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

Start-Up expenses

As a start-up company, the costs associated with start-up activities are expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from September 14, 2009 (inception) through June 30, 2013.

Cassidy Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2013

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $213,193 as at June 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 4 RELATED PARTY TRANSACTIONS

On February 1, 2013, the Company entered into a 24 month consulting agreement with William Drury, an Officer of this Company and WICAWIBE LLC. 297 President Street, Brooklyn, NY 11231. The agreement ends on February 1, 2015 and the monthly fee is $15,000. Mr Drury has agreed to defer payment of said fees until the Company receives additional operating capital or upon completion of this agreement. As of June 30, 2013, the accrued expense is $75,000.

The officer of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

Shareholder advances from a related party as of June 30, 2013 are $19,920.

NOTE 5 INCOME TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes and (b) net operating costs carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverably taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward and accrued expenses has been recognized as it is not determined likely to be realized.

Cassidy Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2013

The provision for refundable Federal income tax consists of the following for the periods ending:

	June 30, 2013	June 30, 2012

Federal income tax benefit attributable to:
Deferred tax benefits –accrued expenses	$25,500	-
Net operating loss	$15,228	$16,561
Less, change in valuation allowance	$(40,728)	$(16,561)
Net benefit	-	-

	June 30, 2013	June 30, 2012

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount as follows
Deferred tax attributed:
Net operating loss carryover and accrued expenses	$40,728	$25,161
Less valuation allowance	(40,728)	(25,161)

Net Deferred Tax Asset	$-	$-

On June 30, 2013 the Company had an unused net operating loss carry-forward of approximately $132,305 that is available to offset future taxable income; the loss carry-forward will start to expire in 2031. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6 MINERAL PROPERTY

On June 17, 2011, the Company paid $5,888 for the property acquisition of claim # 4256860 in the Thunder Bay mining district of, Ontario, Canada. During the period ended June 30, 2013, the Company recognized an impairment loss of $5,888 on the mining claim.

Cassidy Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2013

NOTE 7 EQUITY TRANSACTIONS

On October 6, 2009 the Company issued 100,000,000 shares of common stock at $0.001 per share, par value, to the founders of the Company for net cash proceeds of $5,000.

Between October 27 and November 12, 2009 the Company issued 15,000,000 shares of common stock at $0. 01 per share to various investors, for net cash proceeds of $7,500.

Between February 23 and March 26, 2010, the Company issued 10,000,000 shares of common stock at $0. 01 per share to various investors, for net cash proceeds of $5,000.

Between April 22 and May 28, 2010 the Company issued 8,000,000 shares of common stock at $0.05 per share, to various investors for net cash proceeds of $20,000.

On June 25, 2010 the Company issued 2,000,000 shares of common stock at $0.10 per share to two investors for net cash proceeds of $10,000.

On March 6, 2013, the Company declared a stock dividend of nineteen (19) shares of common stock at par value of $0.001 per share, to all shareholders of record as of this date, effective 10 days after notification to the Financial Industry Regulatory Authority (“FINRA”).

On March 7, 2013, the Company authorized an Amendment to the Articles of Incorporation, allowing the Company to issue up to a maximum of two hundred and fifty six million (256,000,000) shares of common stock at a par value of $0.001 per share.

As of June 30, 2013 there are 256,000,000 shares of common stock at par value of $0.001 per share authorized and 135,000,000 issued and outstanding.

The stock dividend has been shown retroactively.

NOTE 8 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2013 up through the date these financial statements were available for issuance. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2013.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2013, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by William Drury, our Secretary, Treasurer and sole Director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Mr. Drury concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, Chief Executive Officer, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2013.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of June 30, 2013 are as follows:

Name	Age	Positions and Offices

Keith Fredricks	57	President

William Drury	51	Secretary, Treasurer and Director

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

KEITH FREDRICKS, AGE 57

Mr. Fredricks has served as our President since February 19, 2013. Mr. Fredricks is the founder and CEO of General 3D Corp. and creator of 3DF33D technology for stereoscopic video streaming using HTML5 technology. Mr. Fredricks has a background in stereoscopic video going back over 25 years. In the early 1980s, Mr. Fredricks created a 3D digitizer using stereoscopic structured light processing for digital cameras. He founded the Virtual Reality Lab at Cray Research, building systems for tracking, gesture recognition and stereoscopic visualization including the first commercial massively parallel rendering and animation system. Mr. Fredricks was also CTO at several multimedia Web startups and ran R&D for NewSight, an autostereoscopic display manufacturer where he introduced real time 2 view to multiview conversion and glasses-free multiview 3D videoconferencing.

WILLIAM DRURY, AGE 51

Mr. Drury has served as our secretary, Treasurer and sole Director since February 19, 2013. Mr. Drury also serves as President and sole Director of Century Gold Ventures Inc. Mr. Drury has over 15 years of executive level experience in a wide range of disciplines. Mr. Drury is President at General 3D Corp. Previously, Mr. Drury served as President of Quantum Genomics Corp., an international biochemical development business based in Paris, France. Mr. Drury has also served as Director of Production and Content Services at NewSight Corp., a software and hardware company that invents, manufactures, markets and sells auto stereoscopic LCD and Plasma displays and content. Prior to his time at NewSight, Mr. Drury was the Vice President of Production at VRex, a stereoscopic visualization technology company. At VRex, Mr. Drury designed, constructed, and staffed one of the first full time true 3D stereoscopic production facilities in the world, creating content for clients, such as, the United States Army, Merck, Merrill Lynch, and Pfizer. At VRex Mr. Drury’s work was instrumental in the sale of VRex to the Malaysian Government for inclusion in their Cyber Jaya Technology Park. Mr. Drury holds degrees from Boston University and Baruch College. Mr. Drury is also member of the boards of directors of Quantum Genomics Corporation, ICN Corporation and Global Oxygen Development Corp.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended June 30, 2013, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended June 30, 2013 and 2010:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended June 30, 2013, for the fiscal year ended as indicated.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total($)
Keith Fredricks (1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

William Drury (2)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Edward Hayes (3)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Linda Lamb (4)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
___________
(1) Appointed President on February 19, 2013.

(2) Appointed Secretary, Treasurer and Director on February 19, 2013. On February 1, 2013, the Company entered into a 24 month consulting agreement with William Drury, and WICAWIBE LLC, an entity controlled by Mr. Drury, pursuant to which the company has agreed to pay Mr. Drury a monthly fee of $15,000. The agreement terminated on February 15, 2015. Mr Drury has agreed to defer payment of said fees until the Company receives additional operating capital or upon completion of this agreement. As of June 30, 2013, the accrued expense is $75,000.

(3) Served as President from July 10, 2010 until February 19, 2103. Served as Director from July 30, 2010 until February 19, 2013.

(4) Served as Secretary, Treasurer and Director from September 14, 2009, until February 19, 2013, and served as President from September 14, 2009 through July 30, 2010.

 None of our directors have received monetary compensation since our inception through June 30, 2013. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of June 30, 2013:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Wiliam Drury (1)	0	0	0	0	0	0	0
__________
(1) Appointed Secretary, Treasurer and Director on February 19, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 30, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 256,000,000 shares of our common stock issued and outstanding as of June 30, 2013. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares Owned	Percent of Class
Title of Class	of Beneficial Owner (1)	Beneficially	Owned

Common Stock:	Keith Fredricks (President)	-0-	*

Common Stock:	William Drury (Secretary, Treasurer and Director)	-0-	*

Gain Delight Trading Ltd.		84,000,000	62.2%

Daniel Bouaziz		10,000,000	7.4%

Arnaud Mimran		8,550,000	6.3%

Claudia Galanti		7,600,000	5.6%

All executive officers and directors as a group (2 persons)		-0-	*
___________
*Less than 1%.
(1) Unless otherwise noted, the address of each person or entity listed is, c/o Cassidy Ventures Inc., #204 - 1110 Finch Ave. West, Toronto, Ontario, Canada M3J 3T6.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended June 30, 2013 and 2012, the total fees charged to the company for audit services, including quarterly reviews were $13,658 and $11,450, for audit-related services were $0 and $950 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation*
3.1.2	Certificate of Amendment
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

CASSIDY VENTURES INC.
(Name of Registrant)

Date: October 15, 2013	By:	/s/ William Drury
		Name:	William Drury
		Title:	Secretary, Treasurer and Director (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation*
3.1.2	Certificate of Amendment
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
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