Form 10-Q
period 2013-09-30
Cassidy Ventures Inc.
filed 2013-11-19
CIK 1530425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-54838

CASSIDY VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#204 - 1110 Finch Ave West
Toronto, Ontario
Canada M3J 3T6
(Address of principal executive offices, zip code)

(613) 482-4886
 (Registrant’s telephone number, including area code)

__________________________________________________________
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

As of September 30, 2013 and as of November 18, 2013, there were 135,000,000 shares of common stock, $0.001 par value per share, outstanding.

CASSIDY VENTURES INC.
(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of September 30, 2013 (unaudited) and June 30, 2013.	4

	Statements of Operations for the three months ended September 30, 2013 and 2012, and the period from September 14, 2009 (Inception) to September 30, 2013 (unaudited).	5

	Statements of Cash Flows for the three months ended September 30, 2013 and 2012, and the period from September 14, 2009 (Inception) through September 30, 2013 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4.	Controls and Procedures.	14

Part II. Other Information

Item 1.	Legal Proceedings.	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3.	Defaults Upon Senior Securities.	15

Item 4.	Mine Safety Disclosures.	15

Item 5.	Other Information.	15

Item 6.	Exhibits.	16

Signatures		17

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	September 30, 2013	June 30, 2013
ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Other Assets
Mining Claim	-	-
Total other assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$126,038	$82,773
Shareholder advances	23,406	19,920
Total current liabilities	149,444	102,693
TOTAL LIABILITIES	149,444	102,693

STOCKHOLDERS' EQUITY/(DEFICIT)
Common stock, 0.001 par value, 256,000,000 shares
authorized; 135,000,000 shares issued and outstanding at
September 30, 2013 and at June 30, 2013 respectively	135,000	135,000
Additional paid-in capital	(24,500)	(24,500)
Deficit accumulated during exploration stage	(259,944)	(213,193)
TOTAL STOCKHOLDERS' DEFICIT	(149,444)	(102,693)

TOTAL LIABILITITES & STOCKHOLDERS' DEFICIT	$-	$-

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Operations (Unaudited)

	(Unaudited) Three Months Ended	Three Months Ended	Inception September 14, 2009 Through
	September 30, 2013	September 30, 2012	September 30, 2013

Operating Costs
Consulting fee expense	$45,000	$-	$120,000
Management fees and rent	-	4,500	63,000
Exploration expense	-	5,494	8,474
Professional fees	1,326	7,520	49,666
General and administative	425	1,063	12,916
Impairment loss	-	-	5,888
Loss from operations	46,751	18,577	259,944

Other Income and (Expense)

Net Loss	$(46,751)	$(18,577)	$(259,944)

Basic earnings per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	135,000,000	135,000,000

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	(Unaudited) Three Months Ended	Three Months Ended	Inception September 14, 2009 Through
	September 30, 2013	September 30, 2012	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,751)	$(18,577)	$(259,944)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated services	-	4,500	63,000
Impairment loss	-	-	5,888
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	43,265	9,677	126,038
Net cash used in operating activities	(3,486)	(4,400)	(65,018)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining claim	-	-	(5,888)
Net cash used in investing activities	-	-	(5,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	3,486	-	23,406
Issuance of common stock for cash	-	-	47,500
Net cash provided by financing activities	3,486	-	70,906

Net change in cash	-	(4,400)	-

Cash and cash equivalents at beginning of period	-	6,982	-
Cash and cash equivalents at end of period	$-	$2,582	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

Cassidy Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2013
(Unaudited)

NOTE 1   NATURE OF OPERATIONS

Cassidy Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and its year-end is June 30.  The Company is in the exploration stage with no revenues and limited operating history.

The accompanying unaudited interim financial statements of Cassidy Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s 10K Annual Report filed with the SEC.  In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements, for fiscal 2013, as reported, have been omitted.

NOTE 2   GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(259,944) as at September 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Cassidy Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2013
(Unaudited)

NOTE 3   STOCKHOLDER’S EQUITY

On March 6, 2013, the Company declared a stock dividend of nineteen (19) shares of common stock at par value of $0.001 per share, to all shareholders of record as of this date, effective 10 days after notification to the Financial Industry Regulatory Authority (“FINRA”).

On March 7, 2013, the Company authorized an Amendment to Articles of Incorporation, allowing the Company to issue up to a maximum of  two hundred and fifty six million (256,000,000) shares of common stock at par value of $0.001 per share.

The stock dividend has been shown retroactively.

NOTE 4   RELATED PARTY TRANSACTIONS

As of September 30, 2013, there are loans from the shareholder totaling $23,406.These advances are unsecured, due on demand and carry no interest or collateral.

On February 1, 2013, the Company entered into a 24 month consulting agreement with William Drury, an Officer of this Company and WICAWIBE LLC. 297 President Street, Brooklyn, NY 11231.  The agreement ends on February 1, 2015 and the monthly fee is $15,000. Mr Drury has agreed to defer payment of said fees until the Company receives additional operating capital or upon completion of this agreement. As of September 30, 2013, the accrued expense is $120,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Cassidy Ventures Inc., a Nevada corporation (the “Company”), and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2013 audited financial statements and related notes included in the Company’s Form 10-K (File No. 333-176939; the “Form 10-K”), as filed with the Securities and Exchange Commission on October 15, 2013. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders. From our inception to September 30, 2013, we raised a total of $47,500 from private offerings of our common stock, and we have incurred $23,406 in unsecured, no-term, no interest loans from related-party shareholder advances.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results.

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

Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes . A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

Cost ($)
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

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to the results of phase 1, we anticipate commencing with phase 2 in winter 2013/2014. We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

Results of Operations

Three-Month Periods Ended September 30, 2013 and 2012

We recorded no revenues for the three months ended September 30, 2013 and 2012. From the period of September 14, 2009 (inception) to September 30, 2013, we recorded no revenues.

For the three months ending September 30, 2013, consulting fee expenses were $45,000, professional fees were $1,326, and general and administrative expenses were $425. For the three months ending September 30, 2012, management fees and rent were $4,500, exploration expenses were $5,494, professional fees were $7,520, and general and administrative expenses were $1,063.

From the period of September 14, 2009 (inception) to September 30, 2013, we incurred a loss from operations of $254,056, an impairment loss of $5,888, and a net loss of $259,944.

Liquidity and Capital Resources

At September 30, 2013, we had a cash balance of $0.00. We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses at all. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-176939), filed with the Commission on September 21, 2011.
(2) Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on October 15, 2013.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASSIDY VENTURES INC.
(Name of Registrant)

Date: November 19, 2013	By:	/s/ William Drury
Name: William Drury
Title: Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-176939), filed with the Commission on September 21, 2011.
(2) Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on October 15, 2013.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.