Form 10-Q
period 2013-12-31
Cassidy Ventures Inc.
filed 2014-02-13
CIK 1530425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

____________________________________________________________
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

As of December 31, 2013 and as of February 12, 2014, there were 135,000,000 shares of common stock, $0.001 par value per share, outstanding.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2013

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of December 31, 2013 (unaudited) and June 30, 2013.	4

	Statements of Operations for the three and six months ended December 31, 2013 and 2012, and the period from September 14, 2009 (Inception) to December 31, 2013 (unaudited).	5

	Statements of Cash Flows for the six months ended December 31, 2013 and 2012, and the period from September 14, 2009 (Inception) through December 31, 2013 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4.	Controls and Procedures.	14

Part II. Other Information

Item 1.	Legal Proceedings.	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3.	Defaults Upon Senior Securities.	15

Item 4.	Mine Safety Disclosures.	15

Item 5.	Other Information.	15

Item 6.	Exhibits.	16

Signatures		17

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Balance Sheets (Unaudited)

	December 31, 2013	June 30, 2013

ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Other Assets
Mining Claim	-	-
Total other assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$14,901	$7,773
Accounts payable and accrued expenses-related party	165,000	75,000
Shareholder advances	23,406	19,920
Total current liabilities	203,307	102,693
TOTAL LIABILITIES	203,307	102,693

STOCKHOLDERS' DEFICIT

Common stock, 0.001 par value, 256,000,000 shares
authorized; 135,000,000 shares issued and outstanding at
December 31, 2013 and at June 30, 2013 respectively	135,000	135,000
Additional paid-in capital	(24,500)	(24,500)
Deficit accumulated during exploration stage	(313,807)	(213,193)
TOTAL STOCKHOLDERS' DEFICIT	(203,307)	(102,693)
TOTAL LIABILITITES & STOCKHOLDERS' DEFICIT	$-	$-

See Notes to Financial Statements

CASSIDY VENTURES INC.
(An Exploration Stage Company) Statements of Operations (Unaudited)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012	Inception September 14, 2009 Through December 31, 2013

Operating Costs

Consulting fee expense	$45,000	$-	$90,000	$-	$165,000
Management fees and rent	-	4,500	-	9,000	63,000
Exploration expense	-	2,981	-	8,474	8,474
Professional fees	6,945	2,463	8,271	9,983	56,611
General and administative	1,919	100	2,343	1,163	14,834
Loss from operations	53,864	10,044	100,614	28,620	307,919

Other Income and (Expense)
Impairment loss	-	-	-	-	(5,888)
Net Loss	$(53,864)	$(10,044)	$(100,614)	$(28,620)	$(313,807)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	135,000,000	135,000,000	135,000,000	135,000,000

See Notes to Financial Statements

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012	Inception September 14, 2009 Through December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,614)	$(28,620)	$(313,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	-	9,000	63,000
	-	-	5,888
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,129	4,470	14,901
Accounts payable and accrued expenses-related party	90,000	-	165,000
Net cash used in operating activities	(3,486)	(15,150)	(65,018)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mining claim	-	-	(5,888)
Net cash used in investing activities	-	-	(5,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	3,486	9,985	23,406
Issuance of common stock for cash	-	-	47,500
Net cash provided by financing activities	3,486	9,985	70,906

Net change in cash	-	(5,165)	-

Cash and cash equivalents at beginning of period	-	6,982	-
Cash and cash equivalents at end of period	$-	$1,817	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Notes to Financial Statements

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Notes to Financial Statements December 31, 2013 (Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Cassidy Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and its year-end is June 30. The Company is in the exploration stage with no revenues and limited operating history.

The accompanying unaudited interim financial statements of Cassidy Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s 10-K Annual Report filed with the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements, for fiscal 2013, as reported, have been omitted.

Certain amounts in the 2013 financial statements have been reclassified to conform to the 2014 financial statement presentation. These reclassifications have no impact on net loss.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(313,807) as at December 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Notes to Financial Statements December 31, 2013 (Unaudited)

NOTE 3 - STOCKHOLDER’S EQUITY

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of December 31, 2013, there are loans from the shareholder totalling $23,406. These advances are unsecured, due on demand and carry no interest or collateral.

On February 1, 2013, the Company entered into a 24 month consulting agreement with William Drury, an Officer of this Company and WICAWIBE LLC. 297 President Street, Brooklyn, NY 11231. The agreement ends on February 1, 2015 and the monthly fee is $15,000. Mr Drury has agreed to defer payment of said fees until the Company receives additional operating capital or upon completion of this agreement. As of December 31, 2013 and June 30, 2013 the accrued expense is $165,000 and $75,000 respectively.

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

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders. From our inception to December 31, 2013, we raised a total of $47,500 from private offerings of our common stock, and we have incurred $23,406 in unsecured, no-term, no interest loans from related-party shareholder advances.

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

All samples were prepared and analysed through Accurassay Laboratories, located in Thunder Bay, Ontario. All samples sent for analyses are dried at 60°C and subjected to a jaw crusher, proceeding afterwards through an 80-mesh sieve. Samples were analysed for gold, and the Accurassay procedure ALFA3 was selected for fire assay and ICP finish, with minimal sample needed (30g). Detection limits for ALFA3 range from 310,000ppb.

Results from the 2012 soil sampling program are pending.”

The Company has not received the 2012 soil sampling results.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to the results of phase 1, we anticipate commencing with phase 2 in spring 2014. We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

Results of Operations

Three-Month and Six-Month Periods Ended December 31, 2013 and 2012

We recorded no revenues for the three months ended December 31, 2013 and 2012. From the period of September 14, 2009 (inception) to December 31, 2013, we recorded no revenues.

For the three months ending December 31, 2013, consulting fee expenses were $45,000, professional fees were $6,945, and general and administrative expenses were $1,919. For the three months ending December 31, 2012, management fees and rent were $4,500, exploration expenses were $2,981, professional fees were $2,463, and general and administrative expenses were $100.

For the six months ending December 31, 2013, consulting fee expenses were $90,000, professional fees were $8,271, and general and administrative expenses were $2,343. For the six months ending December 31, 2012, management fees and rent were $9,000, exploration expenses were $8,474, professional fees were $9,983, and general and administrative expenses were $1,163.

From the period of September 14, 2009 (inception) to December 31, 2013, we incurred a loss from operations of $307,919, an impairment loss of $5,888, and a net loss of $313,807.

Liquidity and Capital Resources

At December 31, 2013, we had a cash balance of $0. We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses at all. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2013.

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

CASSIDY VENTURES INC.
(Name of Registrant)

Date: February 13, 2014	By:	/s/ William Drury
	Name:	William Drury
	Title:	Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
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