Form 10-Q
period 2014-03-31
Cassidy Ventures Inc.
filed 2014-05-20
CIK 1530425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of March 31, 2014 and as of May 19, 2014, there were 135,000,000 shares of common stock, $0.001 par value per share, outstanding.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of March 31, 2014 (unaudited) and June 30, 2013.	4

	Statements of Operations for the three and nine months ended March 31, 2014 and 2013, and the period from September 14, 2009 (Inception) to March 31, 2014 (unaudited).	5

	Statements of Cash Flows for the nine months ended March 31, 2014 and 2013, and the period from September 14, 2009 (Inception) through March 31, 2014 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4.	Controls and Procedures.	14

Part II. Other Information

Item 1.	Legal Proceedings.	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3.	Defaults Upon Senior Securities.	15

Item 4.	Mine Safety Disclosures.	15

Item 5.	Other Information.	15

Item 6.	Exhibits.	16

Signatures		17

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	March 31, 2014	June 30, 2013

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Other Assets
Mining Claim	-	-
Total other assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$18,479	$7,773
Accounts payable and accrued expenses-related party	210,000	75,000
Shareholder advances	23,451	19,920
Total current liabilities	251,930	102,693
TOTAL LIABILITIES	251,930	102,693

STOCKHOLDERS' EQUITY/(DEFICIT)

Common stock, 0.001 par value, 256,000,000 shares
authorized; 135,000,000 shares issued and outstanding at
March 31, 2014 and at June 30, 2013 respectively	135,000	135,000
Additional paid-in capital	(24,500)	(24,500)
Deficit accumulated during exploration stage	(362,430)	(213,193)
TOTAL STOCKHOLDERS' DEFICIT	(251,930)	(102,693)
TOTAL LIABILITITES & STOCKHOLDERS' DEFICIT	$-	$-

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Inception September 14, 2009 Through
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014

Operating Costs
Consulting fee expense	$-	$-	$-	$-	$-
Management fees and rent	-	4,500	-	13,500	63,000
Exploration expense	-	-	-	8,474	8,474
Professional fees	2,860	2,448	11,131	12,431	59,471
General and administative	45,762	3,357	138,105	4,520	225,597
Loss from operations	48,622	10,305	149,236	38,925	356,542

Other Income and Expense
Impairment loss	-	-	-	-	(5,888)
Net Loss	$(48,622)	$(10,305)	$(149,236)	$(38,925)	$(362,430)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	135,000,000	135,000,000	135,000,000	135,000,000

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Inception
			September 14,
	Nine Months Ended	Nine Months Ended	2009 Through
	March 31, 2014	March 31, 2013	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,236)	$(38,925)	$(362,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	-	13,500	63,000
Mining claim impairment	-	-	5,888
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	10,705	658	18,479
Accounts payable and accrued expenses-related party	135,000	-	210,000
Net cash used in operating activities	(3,531)	(24,767)	(65,063)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining claim	-	-	(5,888)
Net cash used in investing activities	-	-	(5,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	3,531	17,785	23,451
Issuance of common stock for cash	-	-	47,500

Net cash provided by financing activities	3,531	17,785	70,951

Net change in cash	-	(6,982)	-

Cash and cash equivalents at beginning of period	-	6,982	-
Cash and cash equivalents at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

CASSIDY VENTURES INC.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2014
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

Certain amounts in the 2013 financial statements have been reclassified to conform to the 2014 financial statement presentation. These reclassifications have no impact on net income (loss).

NOTE 2 GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(362,430) as at March 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

NOTE 4 RELATED PARTY TRANSACTIONS

As of March 31, 2014, there are loans from the shareholder totaling $23,451.These advances are unsecured, due on demand and carry no interest or collateral.

On February 1, 2013, the Company entered into a 24 month consulting agreement with William Drury, an Officer of this Company and WICAWIBE LLC. 297 President Street, Brooklyn, NY 11231. The agreement ends on February 1, 2015 and the monthly fee is $15,000. Mr Drury has agreed to defer payment of said fees until the Company receives additional operating capital or upon completion of this agreement. As of March 31, 2014, the accrued expense is $210,000.

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

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders. From our inception to March 31, 2014, we raised a total of $47,500 from private offerings of our common stock, and we have incurred $23,451 in unsecured, no-term, no interest loans from related-party shareholder advances.

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

We commenced Phase 1 of the exploration program on August 1, 2013. Approximately, $4,862 was expended on the Mobert Property between August 1, 2013 and September 21, 2013.

On September 21, 2013, the Company received its 2013 Soil Sampling Program report for soil sampling for the Mobert Property. The report, prepared by Fladgate Exploration Consulting Corporation, confirmed that soil samples were taken from the Mobert Property. The report states, in relevant part:

“B-horizon soil sampling was planned over roughly one quarter of the Property. A grid was created consisting of eleven lines spaced 100m apart, with a total of 141 planned samples spaced at 25m. Eight samples were unable to be taken due to ground conditions, leaving 133 samples taken in total.

All samples were prepared and analysed through Accurassay Laboratories, located in Thunder Bay, Ontario. All samples sent for analyses are dried at 60°C and subjected to a jaw crusher, proceeding afterwards through an 80-mesh sieve. Samples were analysed for gold, and the Accurassay procedure ALFA3 was selected for fire assay and ICP finish, with minimal sample needed (30g). Detection limits for ALFA3 range from 3 – 10,000.

Results from the 2013 soil sampling program are pending.”

The Company has not received the 2013 soil sampling results.

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

Results of Operations

Three-Month and Nine-Month Periods Ended March 31, 2014 and 2013

We recorded no revenues for the three months ended March 31, 2014 and 2013. From the period of September 14, 2009 (inception) to March 31, 2014, we recorded no revenues.

For the three months ending March 31, 2014, we incurred operating costs of $48,622, consisting of $45,762 in general and administrative expenses and $2,860 in professional fees. For the three months ending March 31, 2013, we incurred operating costs of $10,305, consisting of management fees and rent of $4,500, professional fees of $2,448, and general and administrative expenses of $3,357.

For the nine months ending March 31, 2014, we incurred $149,236 of operating costs, consisting of professional fees of $11,131, and general and administrative expenses of $138,105. For the nine months ending March 31, 2013, we incurred operating costs of $38,925, consisting of management fees and rent of $13,500, exploration expenses of $8,474, professional fees of $12,431, and general and administrative expenses of $4,520.

From the period of September 14, 2009 (inception) to March 31, 2014, we incurred a loss from operations of $356,542, an impairment loss of $5,888, and a net loss of $362,430.

Liquidity and Capital Resources

At March 31, 2014, we had a cash balance of $0.00. We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses at all. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2014.

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

CASSIDY VENTURES INC.
(Name of Registrant)

Date: May 20, 2014	By:	/s/ William Drury
	Name:	William Drury
	Title:	Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
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