Form 10-K
period 2014-06-30
Cassidy Ventures Inc.
filed 2014-10-14
CIK 1530425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

Commission File No. 000-54838

CASSIDY VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1240056
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

297 President Street

Brooklyn, New York 11231

(Address of principal executive offices, zip code)

(212) 729-6448

(Registrant’s telephone number, including area code)

#204 - 1110 Finch Ave West

Toronto, Ontario

Canada M3J 3T6

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At December 31, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $54,562,500. At October 13, 2014, there were 135,000,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding. At June 30, 2014, the end of the Registrant’s most recently completed fiscal year, there were 135,000,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

We commenced Phase 1 of the exploration program on August 1, 2012. Approximately $4,862 was expended on the Mobert Property between August 1, 2012 and September 21, 2012.

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

During the period ended June 30, 2013, the Company recognized an impairment loss of $5,888 on the mining claims.

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
River
Moose R
QUEBEC / QUÉBEC
N
ONTARIO
Red Lake
CANADA
MANITOBA
Sioux Lookout
Armstrong
Kapuskasing
Cochrane
L Nipigon
Kenora
Dryden
Geraldton
Iroquois Falls
Timmins
Kirkland Lake
Fort Frances
Thunder Bay
Marathon
Wawa
Chapleau
New Liskeard
Ottawa R
USA / É-U d'A
L Superior
Greater/ Grand Sudbury
North Bay
Hawkesbury
Sault Ste Marie
Elliot Lake
Espanola
Pembroke
Ottawa
Cornwall
Little Current
Huntsville
Brockville
Bancroft
St Laurence R / Fl Saint-Laurent
Parry Sound
Kingston
LEGEND
National capital
Provincial capital
Other populated places
Trans-Canada Highway
Major road
International boundary
Provincial boundary
L Michigan
Owen Sound
Orillia
Belleville
Port Elgin
Peterborough
Barrie
Oshawa
L Huron
Toronto
L Ontario
Goderich
Kitchener
St Catharines
Hamilton
Welland
UNITED STATES OF AMERICA
London
USA
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
0
1
2
kilometres

Figure 4: Property Geology

PRESENT PROPERTY CONDITION AND PERMITTING REQUIREMENTS

The Mobert Property has no plant and equipment, infrastructure or other facilities, and there is currently no exploration of the Mobert Property. We have incurred $87,516 in operating costs, and an additional $5,888 in property acquisition, as at June 30, 2014. We expect to incur $94,000 of exploration costs to complete Phases 1, 2 and 3 of our Plan of Operation, with Phase 3 being Positive areas of the Mobert Property being diamond drill tested. There is no source of power or water on the Mobert Property that can be utilized.

Not less than $4,800 had to have been expended on the Mobert Property prior to September 23, 2015 to keep the claim in good standing for an additional year. No other permits are required for us to perform the exploration activities on the Mobert Property.

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

During the period ended June 30, 2013, the Company recognized an impairment loss of $5,888 on the mining claims.

CONDITIONS TO RETAIN TITLE TO THE CLAIM

Provincial and Federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with Federal regulations, the Mobert property is in good standing to September 23, 2015. Not less than $4,800 had to have been expended on the Mobert property prior to September 23, 2015 to keep the claim in good standing for an additional year.

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

OUR EXECUTIVE OFFICES

Our executive offices are located at: 297 President Street, Brooklyn, New York 11231.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current business address is 297 President Street, Brooklyn, New York 11231. We believe that this space is adequate for our current needs. Our telephone number is (212) 729-6448.

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

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended September 30, 2014	$2.11	$1.18
Three Months Ended June 30, 2014	$2.10	$1.48
Three Months Ended March 31, 2014	$5.00	$0.51
Three Months Ended December 31, 2013	$5.00	$0.52
Three Months Ended September 30, 2013	$5.00	$4.95
Three Months Ended June 30, 2013	$5.00	$4.95
Three Months Ended March 31, 2013	$7.00	$1.55

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

HOLDERS

As of June 30, 2014 the Company had 135,000,000 shares of common stock issued and outstanding held by approximatley 31 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2014.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since September 14, 2009 (inception).

For the year ended June 30, 2014, we incurred $197,318 in operating expenses, which were comprised of $13,981 in professional fees and $183,337 in general and administrative costs.

For the year ended June 30, 2013, we incurred $119,789 in operating expenses. These expenses were comprised of $75,000 in consulting fee expense, $13,500 in management fees and rent, $8,474 in exploration expense, $15,356 in professional fees and $7,459 in general and administrative costs. Additionally, at June 30, 2013, we incurred an impairment loss of $5,888.

The following table provides selected financial data about our company for the years ended June 30, 2014 and 2013.

Balance Sheet Data	June 30, 2014	June 30, 2013
Cash and Cash Equivalents	$-0-	$-0-
Total Assets	$-0-	$-0-
Total Liabilities	$300,011	$102,693
Shareholders’ Deficit	$(300,011)	$(102,693)

GOING CONCERN

Cassidy Ventures Inc. currently has no operations. Our independent auditor has issued an audit opinion for Cassidy Ventures which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2014 was $0 with $300,011 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $35,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

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

We commenced Phase 1 of the exploration program on August 1, 2012. Approximately $4,862 was expended on the Mobert Property between August 1, 2012 and September 21, 2012.

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

During the period ended June 30, 2013, the Company recognized an impairment loss of $5,888 on the mining claims.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to the results of phase 1, we anticipate commencing with phase 2 in spring 2015. We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

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

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Cassidy Ventures, Inc.

Carson City, Nevada

We have audited the accompanying balance sheets of Cassidy Ventures, Inc. (the “Company”) as of June 30, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended. Cassidy Ventures, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cassidy Ventures, Inc. as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2015 raise substantial doubt about its ability to continue as a going concern. The 2014 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

October 13, 2014

F-1

CASSIDY VENTURES INC.

Balance Sheets

	June 30, 2014	June 30, 2013

ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Other Assets
Mining Claim	-	-
Total other assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$20,328	$82,773
Accounts payable and accrued expenses-related party	255,000	-
Shareholder advances	24,683	19,920
Total current liabilities	300,011	102,693
TOTAL LIABILITIES	300,011	102,693

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 256,000,000 shares
authorized; 135,000,000 shares issued and outstanding at
June 30, 2014 and at June 30, 2013	135,000	135,000
Additional paid-in capital	(24,500)	(24,500)
Accumulated deficit	(410,511)	(213,193)
TOTAL STOCKHOLDERS' DEFICIT	(300,011)	(102,693)

TOTAL LIABILITITES & STOCKHOLDERS' DEFICIT	$-	$-

See Notes to Financial Statements

F-2

CASSIDY VENTURES INC.

Statements of Operations

	Year Ended	Year Ended
	June 30, 2014	June 30, 2013

Operating Costs

Consulting fee expense	$	$75,000
Management fees and rent	-	13,500
Exploration expense	-	8,474
Professional fees	13,981	15,356
General and administative	183,337	7,459

Loss from operations	(197,318)	(119,789)

Other income/(expense)
Impairment loss	-	(5,888)

Net Loss	$(197,318)	$(125,677)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	135,000,000	135,000,000

See Notes to Financial Statements

F-3

CASSIDY VENTURES INC.

Statements of Stockholder's Deficit

June 30, 2014 and 2013

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total

Balance, June 30, 2012	135,000,000	$135,000	$(38,000)	$(87,516)	$9,484
Donated services	-	-	13,500	-	13,500
Net loss	-	-	-	(125,677)	(125,677)
Balance June 30, 2013	135,000,000	135,000	(24,500)	(213,193)	(102,693)
Net loss	-	-	-	(197,318)	(197,318)
Balance June 30, 2014	135,000,000	$135,000	$(24,500)	$(410,511)	$(300,011)

See Notes to Financial Statements

F-4

CASSIDY VENTURES INC.

Statements of Cash Flows

	Year Ended	Year Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(197,318)	$(125,677)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated services	-	13,500
Impairment loss	-	5,888
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	12,555	4,407
Accounts payable and accrued expenses-related party	180,000	75,000
Net cash used in operating activities	(4,763)	(26,882)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining claim	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	4,763	19,900
Issuance of common stock for cash	-	-
Net cash provided by financing activities	4,763	19,900

Net change in cash	-	(6,982)
Cash and cash equivalents at beginning of period	-	6,982
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-
Income Taxes	$-	$-

See Notes to Financial Statements

F-5

Cassidy Ventures, Inc.

Notes to Financial Statements

June 30, 2014

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

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

F-6

Cassidy Ventures, Inc.

Notes to Financial Statements

June 30, 2014

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $410,511 at June 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 4 RELATED PARTY TRANSACTIONS

On February 1, 2013, the Company entered into a 24 month consulting agreement with William Drury, an Officer of this Company and WICAWIBE LLC. 297 President Street, Brooklyn, NY 11231.  The agreement ends on February 1, 2015 and the monthly fee is $15,000. Mr Drury has agreed to defer payment of said fees until the Company receives additional operating capital or upon completion of this agreement. As of June 30, 2014 and 2013, the accrued expense is $255,000 and $75,000. During the years ended June 30, 2014 and 2013, the Company incurred consulting expense of $180,000 and $75,000, respectively, pursuant to the consulting agreement.

The officer of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

Shareholder advances from a related party as of June 30, 2014 and 2013 are $24,683 and $19,920, respectively.

F-7

Cassidy Ventures, Inc.

Notes to Financial Statements

June 30, 2014

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

The provision for refundable Federal income tax consists of the following for the periods ending:

	June 30, 2014	June 30, 2013
Federal income tax benefit attributable to:
Net operating loss	$67,088	$42,730
Less, valuation allowance	(67,088)	(42,730)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount as follows

	June 30, 2014	June 30, 2013
Deferred tax attributed:
Deferred tax benefits –accrued expenses	$86,700	$25,500
Net operating loss carryover and accrued expenses	52,874	46,986
Less valuation allowance	(139,574)	(72,486)
Net Deferred Tax Asset	$-	$-

On June 30, 2014 the Company had an unused net operating loss carry-forward of $410,511 that is available to offset future taxable income; the loss carry-forward will start to expire in 2031. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6 MINERAL PROPERTY

On June 17, 2011, the Company paid $5,888 for the property acquisition of claim # 4256860 in the Thunder Bay mining district of, Ontario, Canada. During the period ended June 30, 2013, the Company recognized an impairment loss of $5,888 on the mining claim.

F-8

Cassidy Ventures, Inc.

Notes to Financial Statements

June 30, 2014

NOTE 7 EQUITY TRANSACTIONS

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

As of June 30, 2014 there are 256,000,000 shares of common stock at par value of $0.001 per share authorized and 135,000,000 issued and outstanding.

The stock dividend has been shown retroactively.

NOTE 8 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2014 up through the date these financial statements were available for issuance. During this period, the Company did not have any material recognizable subsequent events.

F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2014.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2014, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Secretary, Treasurer and sole Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2014.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of June 30, 2014 are as follows:

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

KEITH FREDRICKS, AGE 58

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

WILLIAM DRURY, AGE 52

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

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended June 30, 2014, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended June 30, 2014 and 2013:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended June 30, 2014, for the fiscal year ended as indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Keith Fredricks (1)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

William Drury (2)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Edward Hayes (3)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Linda Lamb (4)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

 ___________

(1) Appointed President on February 19, 2013.

(2) Appointed Secretary, Treasurer and Director on February 19, 2013. On February 1, 2013, the Company entered into a 24 month consulting agreement with William Drury, and WICAWIBE LLC, an entity controlled by Mr. Drury, pursuant to which the company has agreed to pay Mr. Drury a monthly fee of $15,000. The agreement terminated on February 15, 2015. Mr Drury has agreed to defer payment of said fees until the Company receives additional operating capital or upon completion of this agreement. As of June 30, 2014, the accrued expense is $255,000.

(3) Served as President from July 10, 2010 until February 19, 2103. Served as Director from July 30, 2010 until February 19, 2013.

(4) Served as Secretary, Treasurer and Director from September 14, 2009, until February 19, 2013, and served as President from September 14, 2009 through July 30, 2010.

None of our directors have received monetary compensation since our inception through June 30, 2014. We currently do not pay any compensation to our directors serving on our board of directors.

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

The following table sets forth director compensation as of June 30, 2014:

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

__________

(1) Appointed Secretary, Treasurer and Director on February 19, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 30, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 135,000,000 shares of our common stock issued and outstanding as of June 30, 2014. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

		Number of
Title of Class	Name and Address of Beneficial Owner (1)	Shares Owned Beneficially	Percent of Class Owned

Common Stock:	Keith Fredricks (President)	-0-	*

Common Stock:	William Drury (Secretary, Treasurer and Director)	-0-	*

Gain Delight Trading Ltd.		84,000,000	62.2%

Daniel Bouaziz		10,000,000	7.4%

Arnaud Mimran		8,550,000	6.3%

Claudia Galanti		7,600,000	5.6%

All executive officers and directors as a group (2 persons)		-0-	*

 ___________

*Less than 1%.

(1) Unless otherwise noted, the address of each person or entity listed is, c/o Cassidy Ventures Inc., 297 President Street, Brooklyn, New York 11231.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended June 30, 2014 and 2013, the total fees charged to the company for audit services, including quarterly reviews were $10,705 and $13,658 for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

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

CASSIDY VENTURES INC.
(Name of Registrant)

Date: October 14, 2014	By:	/s/ William Drury
	Name:	William Drury
	Title:	Secretary, Treasurer and Director (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

