Form 10-Q
period 2014-09-30
Cassidy Ventures Inc.
filed 2014-11-24
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 000-54838

CASSIDY VENTURES INC.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

297 President Street

Brooklyn, New York 11231

 (Address of principal executive offices, zip code)

(212) 729-6448

(Registrant’s telephone number, including area code)

___________________________________________________________________

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

As of September 30, 2014 and as of November 18, 2014, there were 135,000,000 shares of common stock, $0.001 par value per share, outstanding.

CASSIDY VENTURES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

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

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS.

CASSIDY VENTURES INC.
Balance Sheets
(Unaudited)

	September 30, 2014	June 30, 2014
ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Other Assets
Mining Claim	-	-
Total other assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$25,253	$20,328
Accounts payable and accrued expenses-related party	300,000	255,000
Shareholder advances	27,556	24,683
Total current liabilities	352,809	300,011
TOTAL LIABILITIES	352,809	300,011

STOCKHOLDERS' DEFICIT

Common stock, 0.001 par value, 256,000,000 shares authorized; 135,000,000 shares issued and outstanding at September 30, 2014 and at June 30, 2014 respectively	135,000	135,000
Additional paid-in capital	(24,500)	(24,500)
Deficit accumulated during exploration stage	(463,309)	(410,511)
TOTAL STOCKHOLDERS' DEFICIT	(352,809)	(300,011)

TOTAL LIABILITITES & STOCKHOLDERS' DEFICIT	$-	$-

See Notes to Financial Statements

CASSIDY VENTURES INC.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013
Operating Costs

Consulting fee expense	$45,000	$45,000
Management fees and rent	-
Exploration expense	-	-
Professional fees	4,400	1,326
General and administative	3,398	425
Loss from operations	52,798	46,751
Net Loss	$(52,798)	$(46,751)

Basic earnings per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	135,000,000	135,000,000

See Notes to Financial Statements

CASSIDY VENTURES INC.
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,798)	$(46,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	-	-
Miniung claim impairment	-	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,925	(1,735)
Accounts payable and accrued expenses-related party	45,000	45,000
Net cash used in operating activities	(2,873)	(3,486)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining claim	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	2,873	3,486
Issuance of common stock for cash	-	-
Net cash provided by financing activities	2,873	3,486

Net change in cash	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

See Notes to Financial Statements

Cassidy Ventures, Inc.

Notes to Financial Statements

September 30, 2014

(Unaudited)

NOTE 1 NATURE OF OPERATIONS

Cassidy Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and its year-end is June 30.  The Company is in the development stage with no revenues and limited operating history.

The accompanying unaudited interim financial statements of Cassidy Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s 10K Annual Report filed with the SEC.  In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements, for fiscal 2014, as reported, have been omitted.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

NOTE 2 GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(463,309) as of September 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3 RELATED PARTY TRANSACTIONS

As of September 30, 2014, there are loans from the shareholder totalling $27,556.These advances are unsecured, due on demand and carry no interest or collateral.

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

As of September 30, 2014, the accrued expense is $300,000. During the three months ended September 30, 2014 the Company incurred $45,000 in consulting expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Cassidy Ventures Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2014 audited financial statements and related notes included in the Company’s Form 10-K (File No. 333-176939; the “Form 10-K”), as filed with the Securities and Exchange Commission on October 14, 2014.Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

 OVERVIEW

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

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders. From our inception to September 30, 2014, we raised a total of $47,500 from private offerings of our common stock, and we have incurred $27,556 in unsecured, no-term, no interest loans from related-party shareholder advances.

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

Results of Operations

Three-Month Periods Ended September 30, 2014 and 2013

We recorded no revenues for the three months ended September 30, 2014 and 2013.

For the three months ending September 30, 2014, consulting fee expenses were $45,000, professional fees were $4,400, and general and administrative expenses were $3,398. For the three months ending September 30, 2013, consulting fee expenses were $45,000, professional fees were $1,326, and general and administrative expenses were $425.

Liquidity and Capital Resources

At September 30, 2014, we had a cash balance of $0.00. We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses at all. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.  We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2014.

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

CASSIDY VENTURES INC.
(Name of Registrant)

Date: November 24, 2014	By:	/s/ William Drury
Name: William Drury
Title: Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

