Form 10-Q/A
period 2014-12-31
Cassidy Ventures Inc.
filed 2015-03-02
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q is being filed to correct the period report of the original 10-Q filing from February 24, 2015 to December 31, 2014.  This error was made by our EDGAR filer during the uploading process to the SEC EDGAR system. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not modify or update in any way disclosures made in the Form 10-Q.

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

CASSIDY VENTURES INC.
(Name of Registrant)

Date: March 2, 2015	By:	/s/ William Drury
Name: William Drury
Title: Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

