Form 10-Q
period 2015-03-31
Cassidy Ventures Inc.
filed 2015-07-22
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(212) 729-6448

(Registrant's telephone number, including area code)

________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

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

As of  May 29, 2015, there were 135,000,000 shares of common stock, $0.001 par value per share, outstanding.

CASSIDY VENTURES INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Cassidy Ventures Inc., a Nevada corporation (the "Company"), contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company's need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company's exploration and development plans, other factors over which we have little or no control; and other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CASSIDY VENTURES INC.

Balance Sheets

(Unaudited)

	March 31, 2015	June 30, 2014

ASSETS

Current Assets
Cash and cash equivalents	$295	$-
Total current assets	295	-

TOTAL ASSETS	$295	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$7,050	$20,328
Accounts payable and accrued expenses-related party	390,000	255,000
Shareholder advances	65,859	24,683
Total current liabilities	462,909	300,011
TOTAL LIABILITIES	462,909	300,011

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 256,000,000 shares authorized; 135,000,000 shares issued and outstanding at March 31, 2015 and at June 30, 2014.	135,000	135,000
Additional paid-in capital	(24,500)	(24,500)
Accumulated deficit	(573,114)	(410,511)
TOTAL STOCKHOLDERS' DEFICIT	(462,614)	(300,011)

TOTAL LIABILITITES & STOCKHOLDERS' DEFICIT	$295	$-

See Notes to Financial Statements

CASSIDY VENTURES INC.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Operating Costs

Consulting fee expense	$45,000	$45,000	$135,000	$135,000
Professional fees	3,250	2,860	21,425	11,131
General and administative	845	762	6,178	3,105

Loss from operations	49,095	48,622	162,603	149,236
Net Loss	$(49,095)	$(48,622)	$(162,603)	$(149,236)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	135,000,000	135,000,000	135,000,000	135,000,000

See Notes to Financial Statements

CASSIDY VENTURES INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(162,603)	$(149,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(13,278)	10,705
Accounts payable and accrued expenses-related party	135,000	135,000
Net cash used in operating activities	(40,881)	(3,531)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	41,176	3,531

Net cash provided by financing activities	41,176	3,531

Net change in cash	295	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$295	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

See Notes to Financial Statements

Cassidy Ventures, Inc.

Notes to Financial Statements

March 31, 2015

(Unaudited)

NOTE 1 NATURE OF OPERATIONS

Cassidy Ventures, Inc. (the "Company") was incorporated in the State of Nevada on September 14, 2009, and its year-end is June 30. The Company has no revenues and a limited operating history.

The accompanying unaudited interim financial statements of Cassidy Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's 10K Annual Report filed with the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements, for fiscal 2014, as reported, have been omitted.

The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

NOTE 2 GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $573,114 as at March 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3 RELATED PARTY TRANSACTIONS

As of March 31, 2015 and June 30, 2014, there are loans from the shareholder totalling $65,859 and $24,683 respectively. These advances are unsecured, due on demand and carry no interest or collateral.

On February 1, 2015, the Company entered into a 24 month consulting agreement with William Drury, an Officer of this Company and WICAWIBE LLC. 297 President Street, Brooklyn, NY 11231. The agreement expires on January 31, 2017 and the monthly fee is $15,000. Mr Drury has agreed to defer payment of said fees until the Company receives additional operating capital or upon completion of the extended agreement.

As of March 31, 2015 the accrued expense is $390,000. During the three and nine months ended March 31, 2015, the Company incurred $45,000 and $135,000 in consulting expense respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Cassidy Ventures Inc., a Nevada corporation (the "Company"), and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2014 audited financial statements and related notes included in the Company's Form 10-K (File No. 333-176939; the "Form 10-K"), as filed with the Securities and Exchange Commission on October 14, 2014. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements

OVERVIEW

The Company was incorporated in the State of Nevada on September 14, 2009 and established a fiscal year end of June 30. It is an exploration-stage company.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form 10-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders. From our inception to March 31, 2015, we raised a total of $47,500 from private offerings of our common stock, and we have incurred $65,859 in unsecured, no-term, no interest loans from related-party shareholder advances.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting and are presented in United States Dollars.

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

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income (loss).

Fair Value of Financial Instruments

The carrying amount of cash and current liabilities approximates fair value due to the short maturity of these instruments. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study of the Company's commitments to plan of action based on the then known facts.

Stock Based Compensation

The Company records stock-based compensation using the fair value method of valuing stock options and other equity-based compensation issued. The Company has not granted any stock options since its inception. Accordingly, no stock-based compensation has been recorded.

Start-Up expenses

As a start-up company, the costs associated with start-up activities are expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses.

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

"B-horizon soil sampling was planned over roughly one quarter of the Property. A grid was created consisting of eleven lines spaced 100m apart, with a total of 141 planned samples spaced at 25m. Eight samples were unable to be taken due to ground conditions, leaving 133 samples taken in total.

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

Results from the 2012 soil sampling program are pending."

The Company has not received the 2012 soil sampling results.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to the results of phase 1, we anticipate commencing with phase 2 in fall 2015. We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

Results of Operations

Three-Month and Nine-Month Periods Ended March 31, 2015 and 2014

We recorded no revenues for the three and nine months ended March 31, 2015 and 2014.

For the three months ending March 31, 2015, consulting fee expenses were $45,000, professional fees were $3,250, and general and administrative expenses were $845. For the three months ending March 31, 2014, consulting fee expenses were $45,000, professional fees were $2,860, and general and administrative expenses were $762.

For the nine months ending March 31, 2015, consulting fee expenses were $135,000, professional fees were $21,425, and general and administrative expenses were $6,178. For the nine months ending March 31, 2014, consulting fee expenses were $135,000, professional fees were $11,131, and general and administrative expenses were $3,105.

Liquidity and Capital Resources

At March 31, 2015, we had a cash balance of $295. We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses at all. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2015.

There were no changes in the Company's internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

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

_____________

(1) Incorporated by reference to the Registrant's Form S-1 (File No. 333-176939), filed with the Commission on September 21, 2011.

(2) Incorporated by reference to the Registrant's Form 10-K (File No. 000-54838), filed with the Commission on October 15, 2013.

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

CASSIDY VENTURES INC.
(Name of Registrant)

Date: July 21, 2015	By:	/s/ William Drury
	Name:	William Drury
	Title:	Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation (1)

3.1.2	Certificate of Amendment (2)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1) Incorporated by reference to the Registrant's Form S-1 (File No. 333-176939), filed with the Commission on September 21, 2011.

(2) Incorporated by reference to the Registrant's Form 10-K (File No. 000-54838), filed with the Commission on October 15, 2013.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

