Form 10-K
period 2015-06-30
Cassidy Ventures Inc.
filed 2017-01-31
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

Commission File No. 000-54838

LASH, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1240056
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

297 President Street

Brooklyn, New York 11231

(Address of principal executive offices, zip code)

(206) 517-7141

(Registrant’s telephone number, including area code)

Cassidy Ventures Inc.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At December 31, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $126,800,000. At June 30, 2015, there were 148,000,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

LASH, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Lash, Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

All references in this Form 10-K to the ”Company”, “Lash, Inc.”, “we”, “us,” or “our” are to Lash, Inc.

PART I

ITEM 1. BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

On September 14, 2009, the Company was incorporated under the laws of the State of Nevada. We are engaged in the business of acquisition, exploration and development of natural resource properties. On October 19, 2016, under the laws of the State of Nevada, we changed our name from “Cassidy Ventures Inc.” to “Lash, Inc,”, though we did not change our plan of business in connection with such name change.

Amber Joy Finney has served as our President and Chief Executive Officer, Treasurer and sole director since September 28, 2016. Ms. Finney is also the holder of 159,000,000 shares of our common stock, amounting to 51.6% of the issued and outstanding shares of our common stock. William Drury has served as our Secretary since February 19, 2013.

William Drury also served as our Treasurer and sole director from February 19, 2013, until September 28, 2016. Mr. Drury also served as our President from July 31, 2015 until September 28, 2016. Keith Fredricks served as our President from February 19, 2013 until July 31, 2015.

Edward Hayes served as our President, from July 30, 2010, until February 19, 2013. Linda Lamb served as our Secretary and Treasurer since September 14, 2009, until February 19, 2013, and was President from September 14, 2009 through July 30, 2010.

As of June 30, 2015, we were authorized to issue 256,000,000 shares of common stock, par value $.001 per share.

IN GENERAL

Lash, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and had acquired mineral properties located in the Thunder Bay mining district, Province of Ontario, Canada but had not determined whether these properties contain reserves that are economically recoverable.

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

We were conducting mineral exploration activities in order to assess whether they contained any commercially exploitable mineral reserves. As of June 30, 2015, we ceased our exploration operations in the Thunder Bay mining district due to a lack of funds, but maintained our plan as a mining exploration company, seeking other mining properties to explore and asses for economic potential.

We have never earned any revenues.

Our independent auditor has issued an audit opinion which includes a statement raising substantial doubt as to our ability to continue as a going concern.

EMPLOYEES

We currently have no employees, except our officers and sole director.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since March 30, 2012, our shares of common stock have been quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “CSVN”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets Group. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended June 30, 2015	$0.60	$0.60
Three Months Ended March 31, 2015	$1.00	$1.00
Three Months Ended December, 2014	$1.68	$1.68
Three Months Ended September 30, 2014	$2.11	$1.18
Three Months Ended June 30, 2015	$2.10	$1.48
Three Months Ended March 31, 2014	$5.00	$0.51
Three Months Ended December 31, 2013	$5.00	$0.52
Three Months Ended September 30, 2013	$5.00	$4.95

HOLDERS

As of June 30, 2015, the Company had 148,000,000 shares of common stock issued and outstanding, and we had approximately 33 holders of record of our common stock.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2015.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since September 14, 2009 (inception).

For the year ended June 30, 2015, we incurred $18,410,518 in operating expenses, which were comprised of $180,000 in consulting fee expense, $24,195 in professional fees and $18,206,323 in general and administrative expenses.

For the year ended June 30, 2014, we incurred $197,318 in operating expenses, which were comprised of $13,981 in professional fees and $183,337 in general and administrative costs.

The following table provides selected financial data about our company for the years ended June 30, 2015 and 2014.

Balance Sheet Data	June 30, 2015	June 30, 2014
Cash and Cash Equivalents	$86	$-0-
Total Assets	$86	$-0-
Total Liabilities	$510,615	$300,011
Shareholders’ Deficit	$(510,529)	$(300,011)

GOING CONCERN

Lash, Inc. is an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for Lash, Inc. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2015 was $86 with $510,615 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $35,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

For the fiscal year ended June 30, 2015 the Company's accrued expenses to a related party increased $180,000 as a result of officers deferring receipt of their contractual compensation in order to help provide cash for operations.

Cash and cash equivalents on June 30, 2015 were $86, an increase of $86 from June 30, 2014.

Operating activities used cash of $41,061 in the fiscal year ended March 31, 2015, compared to providing cash of $4,763 during the fiscal year ended June 30, 2014.

Financing activities provided cash of $41,147 during the year ended June 30, 2015, compared to $4,763 during the year ended June 30, 2014. Financing activities during fiscal 2015 were net proceeds from shareholder advances.

PLAN OF OPERATION

Our plan of operation for the twelve months after the date of this report was to locate a mining property on which to conduct exploration.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lash Inc.

We have audited the accompanying balance sheet of Lash Inc. (formerly known as Cassidy Ventures, Inc.) as of June 30, 2015 and the related statements of operations, stockholders’ deficit and cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lash Inc. as of June 30, 2014 were audited by other auditors whose report dated October 13, 2014, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lash Inc. for the year ended June 30, 2015 and the results of its operations and cash flows for the year the ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

January 11, 2017

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

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

October 13, 2014

LASH, INC.

(Formerly known as Cassidy Ventures, Inc.)

Balance Sheets

	June 30, 2015	June 30, 2014

Assets
Current assets:
Cash	$86	$-
Total current assets	86	-

Total Assets	$86	$-

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$9,785	$20,328
Accrued expenses-related party	435,000	255,000
Shareholder advances	65,830	24,683
Total current liabilities	510,615	300,011

Commitments and contingencies

Stockholders' Deficiency:
Common stock, $0.001 par value, 256,000,000 shares authorized 148,000,000 issued and outstanding as of June 30, 2015 and 135,000,000 issued and outstanding as of June 30, 2014	148,000	135,000
Additional paid-in capital	18,162,500	(24,500)
Accumulated deficit	(18,821,029)	(410,511)
Total stockholders' deficiency	(510,529)	(300,011)

Total Liabilities and Stockholders' Deficiency	$86	$-

The accompanying notes are an integral part of these financial statements.

LASH, INC.

(Formerly known as Cassidy Ventures, Inc.)

Statements of Operations

	For the Years Ended
	June 30, 2015	June 30, 2014

Operating expenses:
Consulting Fee Expense	$180,000	$180,000
Professional fees	24,195	13,981
General and administrative expenses	18,206,323	3,337
Total operating expenses	18,410,518	197,318

Net operating loss	(18,410,518)	(197,318)

Net loss	$(18,410,518)	$(197,318)

Basic and diluted income (loss) per share	$(0.13)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	142,265,753	135,000,000

The accompanying notes are an integral part of these financial statements.

LASH, INC.

(Formerly known as Cassidy Ventures, Inc.)

Statement of Changes in Stockholders' Deficiency

For the years ended June 30, 2015 and 2014

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance at June 30, 2013	135,000,000	$135,000	(24,500)	(213,193)	$(102,693)

Net loss				(197,318)	(197,318)

Balance at June 30, 2014	135,000,000	$135,000	(24,500)	(410,511)	$(300,011)

Issuance of common stock for services	13,000,000	13,000	18,187,000		18,200,000
Net loss				(18,410,518)	(18,410,518)

Balance at June 30, 2015	148,000,000	$148,000	18,162,500	(18,821,029)	$(510,529)

The accompanying notes are an integral part of these financial statements.

LASH, INC.

(Formerly known as Cassidy Ventures, Inc.)

Statements of Cash Flow

	For the Years Ended
	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net loss	$(18,410,518)	$(197,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	18,200,000	-
Changes in operating assets and liabilities:
Accounts payable	(10,543)	12,555
Accrued expenses-related party	180,000	180,000
Net cash used in operating activities	(41,061)	(4,763)

Cash flows from financing activities
Proceeds from shareholders advances	41,147	4,763
Net cash provided by financing activities	41,147	4,763

Net increase (decrease) in cash	86	-
Cash - beginning of the year	-	-
Cash - end of the year	$86	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Stock Compenstaion	$18,200,000	$-

The accompanying notes are an integral part of these financial statements.

Lash, Inc.

(Formerly known as Cassidy Ventures, Inc.)

Notes to Financial Statements

June 30, 2015

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Cassidy Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and its year-end is June 30. The Company’s principle executive office address is 297 President Street, Brooklyn, New York 11231.

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

See name change and business model change in Note 7 - Subsequent Events.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company provides estimates for its common stock valuations and valuation allowances for deferred taxes.

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2015 and 2014.

Cash and cash equivalents deposited with financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company did not hold cash in excess of FDIC insurance coverage at a financial institution as of June 30, 2015 and 2014.

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

Fair Value Measurements

In September 2006, the FASB issued ASC 820 (previously SFAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observations of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of June 30, 2015, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2014 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $18,821,029 at June 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3 MISSTATEMENT OF PRIOR QUARTERS FINANCIAL STATEMENTS

During December 2014, the Company issued 13,000,000 shares of the Company’s common stock valued at $18,200,000 or $1.40 per share to compensate various consultants for services to the Company. In-addition during the quarter ending March 31, 2015, some minor adjustments impacting cash and current liabilities were not recorded in the accounting records. The recording of the stock based compensation and other minor entries were inadvertently omitted from the previously filed Form 10Qs for the three and six months ended December 31, 2014 and the nine months ended March 31, 2015. The Company has recorded the misstatements as of June 30, 2015 in the accompanying balance sheet and statement of operations.

The Company is a start-up entity with no revenues and limited resources. The misstatement of stock based compensation is a non-cash item and the other adjustments are not material, which the Company does not believe impacts the quality of the financial statements. The impact on basic and diluted loss per share is $0.13 per share for the three and six months ended December 31, 2014 and the nine months ended March 31, 2015. In accordance with FN76 - FASB Concepts Statement No. 2, Qualitative Characteristics of Accounting Information, the Company’s position is there is a low probability that the judgment of a reasonable person relying upon the financial statements and notes would have been changed or influenced by the correction of the misstatement. We have not amended and do not intend to amend any of our previously filed Quarterly Reports for the periods affected by the misstatement.

The following is the impact of the misstatements on the previously filed quarterly reports for the nine months ended March 31, 2015.

Balance Sheets (Unaudited)
	Quarter ended
	Dec. 31, 2014	Mar. 31, 2015
Cash
Previous reported	$295	$295
Adjustment	-	1,551
Total	$295	$1,846

Total Assets	$295	$1,846

Liabilities and Stockholders' Deficit

Current Liabilities
Previous reported	$413,815	$462,909
Adjustment	-	1,636
Total	$413,815	$464,545

Stockholders' Deficit:

Common stock
Previous reported	$135,000	$135,000
Adjustment	13,000	13,000
Total	$148,000	$148,000

Additional paid in capital
Previous reported	$(24,500)	$(24,500)
Adjustment	18,187,000	18,187,000
Total	$18,162,500	$18,162,500

Accumulated deficit
Previous reported	$(524,020)	$(573,114)
Adjustment	(18,200,000)	(18,200,085)
Total	$(18,724,020)	$(18,773,199)

Total stockholders' deficit
Previous reported	$(413,520)	$(462,614)
Adjustment	-	(85)
Total	$(413,520)	$(462,699)

Total Liabilities and Stockholders' Deficit	$295	$1,846

Statements of Operations (unaudited)
	Three	Six	Three	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Dec. 31, 2014	Dec. 31, 2014	Mar. 31, 2015	Mar. 31, 2015
Total operating expenses
Previous reported	$60,711	$113,509	$49,095	$162,604
Adjustment	18,200,000	18,200,000	85	18,200,085
Total	$18,260,711	$18,313,509	$49,180	$18,362,689

Net loss
Previous reported	$(60,711)	$(113,509)	$(49,095)	$(162,604)
Adjustment	(18,200,000)	(18,200,000)	(85)	(18,200,085)
Total	$(18,260,711)	$(18,313,509)	$(49,180)	$(18,362,689)

Basic and diluted income (loss) per share as reported	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted as reported	135,000,000	135,000,000	135,000,000	135,000,000

Basic and diluted income (loss) per share as adjusted	$(0.13)	$(0.13)	$(0.00)	$(0.13)

Weighted average number of common shares outstanding - basic and diluted as adjusted	138,250,000	136,625,000	148,000,000	140,361,314

NOTE 4 RELATED PARTY TRANSACTIONS

As of June 30, 2015 and 2014, there are loans from a shareholder totaling $65,830 and $24,683 respectively. These advances are unsecured, due on demand and carry no interest or collateral.

On February 1, 2015, the Company entered into a 24 month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. 297 President Street, Brooklyn, NY 11231. The agreement expires on January 31, 2017 and the monthly fee is $15,000. Mr. Drury has agreed to defer payment of said fees until the Company receives additional operating capital or upon completion of the extended agreement. As of June 30, 2015 and 2014, the accrued expense was $435,000 and $255,000, respectively. During the twelve months ended June 30, 2015 and 2014, the Company incurred $180,000 in consulting expense, pursuant to the consulting agreement.

The officer of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 5 PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The provision for refundable federal income tax consists of the following for the 12 months ending:

	June 30, 2015	June 30, 2014
Federal income tax benefit attributable to:
Net operating loss	$6,259,576	$67,088
Less, valuation allowance	(6,259,576)	(67,088)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% on the net deferred tax amount is as follows:

	June 30, 2015	June 30, 2014
Deferred tax attributed:
Deferred tax benefits	$6,399,150	$139,574
Less valuation allowance	(6,399,150)	(139,574)
Net Deferred Tax Asset	$-	$-

At June 30, 2015 and 2014, the Company had a net operating loss ("NOL's") carry forward in the amount of $18,821,029 and $410,511, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company has not filed its federal tax returns since inception and therefore, the NOL's will not be available to offset future taxable income until the tax returns are filed with the respective federal tax authorities.

A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2015 and 2014 is summarized below.

	2015	2014

Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0%	34.0%

NOTE 6 EQUITY TRANSACTIONS

During December 2014, a consultant was granted 5,000,000 unregistered shares of the Company’s common stock for services to the Company. The shares were valued at $7,000,000 or $1.40 per share. The shares were issued on December 8, 2014.

During December 2014, a consultant was granted 200,000 unregistered shares of the Company’s common stock for services to the Company. The shares were valued at $280,000 or $1.40 per share. The shares were issued on December 8, 2014.

During December 2014, a consultant was granted 3,700,000 unregistered shares of the Company’s common stock for services to the Company. The shares were valued at $5,180,000 or $1.40 per share. The shares were issued on December 8, 2014.

During December 2014, a consultant was granted 100,000 unregistered shares of the Company’s common stock for services to the Company. The shares were valued at $140,000 or $1.40 per share. The shares were issued on December 8, 2014.

During December 2014, a consultant was granted 3,100,000 unregistered shares of the Company’s common stock for services to the Company. The shares were valued at $4,340,000 or $1.40 per share. The shares were issued on December 8, 2014.

During December 2014, a consultant was granted 200,000 unregistered shares of the Company’s common stock for services to the Company. The shares were valued at $280,000 or $1.40 per share. The shares were issued on December 8, 2014.

During December 2014, a consultant was granted 200,000 unregistered shares of the Company’s common stock for services to the Company. The shares were valued at $280,000 or $1.40 per share. The shares were issued on December 8, 2014.

During December 2014, a consultant was granted 200,000 unregistered shares of the Company’s common stock for services to the Company. The shares were valued at $280,000 or $1.40 per share. The shares were issued on December 8, 2014.

During December 2014, a consultant was granted 200,000 unregistered shares of the Company’s common stock for services to the Company. The shares were valued at $280,000 or $1.40 per share. The shares were issued on December 8, 2014.

During December 2014, a consultant was granted 100,000 unregistered shares of the Company’s common stock for services to the Company. The shares were valued at $140,000 or $1.40 per share. The shares were issued on December 8, 2014.

As of June 30, 2015 there are 256,000,000 shares of common stock at par value of $0.001 per share authorized and 148,000,000 issued and outstanding.

NOTE 7 SUBSEQUENT EVENTS

During September 2016, the Company elected to cease all mining activities and focus on a new business model which provides quality eye lash services to customers.

On September 19, 2016, the shareholders of Company approved an increase to the number of authorized shares from 256,000,000 shares to 500,000,000 shares and added 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share. The board of directors of the Company is authorized to provide for the issuance of preferred stock in series, to establish the number of shares to be included in each series, and to fix the designation, powers, preference and rights to the shares of each series and any qualifications, limitations or other restrictions. The Company filed a Certificate of Amendment with the State of Nevada, effective on September 28, 2016, increasing the number of authorized shares from 256,000,000 shares to 500,000,000 shares and adding a new class of 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share.

On September 19, 2016, the shareholders of Company approved the sale of 159,000,000 shares of the Company common stock for $0.003144654 per share for an aggregate of $50,000 to Amber Finney, the Company’s president. On November 2, 2016, the Company issued 159,000,000 shares to Ms. Finney to settle the obligation.

On September 28, 2016, William Drury resigned as President, Treasurer and director of the Company. Mr. Drury remains the Company’s Secretary. On October 2, 2016, the board of directors accepted the resignation of Mr. Drury and approved a settlement agreement dated September 29, 2016, which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury. As stated in the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 250,000 shares. Mr. Drury will continue to be issued 250,000 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 1,000,000 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. As a result of the settlement, the Company wrote-off liabilities of approximately $675,000 related to Mr. Drury to the statement of operations during the three months ended September 30, 2016.

On September 28, 2016, Amber Finney was appointed as President, Treasurer and director of the Company.

On October 17, 2016, the shareholders of Cassidy Ventures Inc., approved a name change and approved a 1-for-70 reverse split. Thereafter, Cassidy Ventures Inc. filed a Certificate of Amendment with the State of Nevada, effective on October 19, 2016, changing its name to “Lash, Inc.” and the contemplated 1-for-70 reverse split. On October 28, 2016 and in accordance with SEC Rule 10b-17 and FINRA Rule 6490, the Company submitted documents and other information to FINRA in furtherance of pursuing and obtaining approval of the subject reverse stock split. The Company must submit additional documents requested by, and necessary to obtain approval of, FINRA in connection with the subject reverse stock split. As of January 30, 2017, the reverse has not been declared effective.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2015.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2015, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Amber Joy Finney, our President and Chief Officer, Treasurer and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Ms. Finney concluded that, as of June 30, 2015, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Secretary, Treasurer and sole Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2015.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of June 30, 2015 are as follows:

Name	Age	Positions and Offices

William Drury	53	President, Secretary, Treasurer and Director

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

WILLIAM DRURY, AGE 53

Mr. Drury has served as our secretary, Treasurer and sole Director since February 19, 2013. Mr. Drury also served as our President from July 31, 2015 until September 28, 2016. Mr. Drury also serves as President and sole Director of Century Gold Ventures Inc. Mr. Drury has over 16 years of executive level experience in a wide range of disciplines. Mr. Drury is President at General 3D Corp. Previously, Mr. Drury served as President of Quantum Genomics Corp., an international biochemical development business based in Paris, France. Mr. Drury has also served as Director of Production and Content Services at NewSight Corp., a software and hardware company that invents, manufactures, markets and sells auto stereoscopic LCD and Plasma displays and content. Prior to his time at NewSight, Mr. Drury was the Vice President of Production at VRex, a stereoscopic visualization technology company. At VRex, Mr. Drury designed, constructed, and staffed one of the first full time true 3D stereoscopic production facilities in the world, creating content for clients, such as, the United States Army, Merck, Merrill Lynch, and Pfizer. At VRex Mr. Drury’s work was instrumental in the sale of VRex to the Malaysian Government for inclusion in their Cyber Jaya Technology Park. Mr. Drury holds degrees from Boston University and Baruch College. Mr. Drury is also member of the boards of directors of Quantum Genomics Corporation, ICN Corporation and Global Oxygen Development Corp.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended June 30, 2015, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers in the fiscal years ended June 30, 2015 and 2014:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended June 30, 2015, for the fiscal year ended as indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Keith Fredricks (1)	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

William Drury (2)	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

___________

(1)	Appointed President on February 19, 2013, and resigned from such office on July 31, 2015

(2)	Appointed Secretary, Treasurer and director on February 19, 2013. Appointed President on July 31, 2015. Resigned as President, Treasurer and director September 28, 2016, and continues to serve as Secretary. On February 1, 2013, the Company entered into a 24-month consulting agreement with William Drury, and WICAWIBE LLC, an entity controlled by Mr. Drury, pursuant to which the company has agreed to pay Mr. Drury a monthly fee of $15,000. The agreement terminated on February 15, 2015. Mr. Drury has agreed to defer payment of said fees until the Company receives additional operating capital or upon completion of this agreement. As of June 30, 2015, the accrued expense is $435,000.

None of our directors have received monetary compensation since our inception through June 30, 2015. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of June 30, 2015:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

William Drury (1)	0	0	0	0	0	0	0

__________

(1)	Appointed Secretary, Treasurer and director on February 19, 2013. Appointed President on July 31, 2015. Resigned as President, Treasurer and director September 28, 2016, and continues to serve as Secretary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 30, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

 The percentages below are calculated based on 148,000,000 shares of our common stock issued and outstanding as of June 30, 2015. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares Owned	Percent of Class
Title of Class	of Beneficial Owner (1)	Beneficially	Owned

Common Stock:	Keith Fredricks (President)	-0-	*

Common Stock:	William Drury (Secretary, Treasurer and Director)	5,000,000	3.3%

Gain Delight Trading Ltd.		41,700,000	28.1%

All executive officers and directors as a group (2 persons)		5,000,000	3.3%

___________

*Less than 1%.

(1) Unless otherwise noted, the address of each person or entity listed is, c/o Lash, Inc., 297 President Street, Brooklyn, New York 11231.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended June 30, 2015 and 2014, the total fees charged to the company for audit services, including quarterly reviews were $11,800 and $10,756, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Amendment dated October 19, 2016, changing name to Lash, Inc.
3.2.1	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

____________

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-176939), filed with the Commission on September 21, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on October 15, 2013.

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

LASH, INC.
(Name of Registrant)

Date: January 31, 2017	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)

