Form 10-Q
period 2015-09-30
Cassidy Ventures Inc.
filed 2017-01-31
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(206) 537-7141

(Registrant’s telephone number, including area code)

____________________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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

As of September 30, 2015, there were 148,000,000 shares of common stock, $0.001 par value per share, outstanding.

LASH, INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Lash, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LASH, INC.

(Formerly known as Cassidy Ventures, Inc.)

Balance Sheets

	September 30, 2015	June 30, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$26	$86
Total current assets	26	86

Total Assets	$26	$86

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$19,261	$9,785
Accrued expenses-related party	480,000	435,000
Shareholder advances	65,865	65,830
Total current liabilities	565,126	510,615

Commitments and contingencies

Stockholders' deficiency:
Common stock, $0.001 par value, 256,000,000 shares authorized 148,000,000 issued and outstanding as of September 30, 2015 and June 30, 2015	148,000	148,000
Additional paid-in capital	18,162,500	18,162,500
Accumulated deficit	(18,875,600)	(18,821,029)
Total stockholders' deficiency	(565,100)	(510,529)

Total Liabilities and Stockholders' Deficiency	$26	$86

The accompanying notes are an integral part of these financial statements.

LASH, INC.

(Formerly known as Cassidy Ventures, Inc.)

Statements of Operations (Unaudited)

	For the Three Months Ended
	September 30, 2015	September 30, 2014

Operating expenses:
Consulting Fee Expense	45,000	$45,000
Professional fees	8,536	$4,400
General and administrative expenses	1,035	$3,398
Total operating expenses	54,571	52,798

Net operating loss	(54,571)	(52,798)

Net loss	(54,571)	$(52,798)

Basic and diluted income (loss) per share	(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	148,000,000	135,000,000

The accompanying notes are an integral part of these financial statements.

LASH, INC.

(Formerly known as Cassidy Ventures, Inc.)

Statements of Cash Flow (Unaudited)

	For the Three Months Ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities:
Net loss	$(54,571)	$(52,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	9,476	4,925
Accrued expenses-related party	45,000	45,000
Net cash used in operating activities	(95)	(2,873)

Cash flows from financing activities
Proceeds from shareholders advances	35	2,873
Net cash provided by financing activities	35	2,873

Net increase (decrease) in cash	(60)	-
Cash - beginning of the year	86	-
Cash - end of the year	$26	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Lash, Inc.

(Formerly known as Cassidy Ventures, Inc.)

Notes to Financial Statements

September 30, 2015

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

See name change and business model change in Note 6 - Subsequent Events.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2015 and June 30, 2015.

Cash and cash equivalents deposited with financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company did not hold cash in excess of FDIC insurance coverage at a financial institution as of September 30, 2015 and June 30, 2015.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of September 30, 2015, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2015 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $18,875,600 at September 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3 MISSTATEMENT OF PRIOR QUARTERS FINANCIAL STATEMENTS

During December 2014, the Company issued 13,000,000 shares of the Company’s common stock valued at $18,200,000 or $1.40 per share to compensate various consultants for services to the Company. In-addition during the quarter ending March 31, 2015, some minor adjustments impacting cash and current liabilities were not recorded in the accounting records. The recording of the stock based compensation and other minor entries were inadvertently omitted from the previously filed Form 10Qs for the three and six months ended December 31, 2014 and the nine months ended March 31, 2015. The Company has recorded the misstatements as of June 30, 2015.

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

NOTE 4 RELATED PARTY TRANSACTIONS

As of September 30, 2015 and June 30, 2015, there are loans from a shareholder totaling $65,865 and $65,830 respectively. These advances are unsecured, due on demand and carry no interest or collateral.

On February 1, 2015, the Company entered into a 24 month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. 297 President Street, Brooklyn, NY 11231. The agreement expires on January 31, 2017 and the monthly fee is $15,000. Mr. Drury has agreed to defer payment of said fees until the Company receives additional operating capital or upon completion of the extended agreement. As of September 30, 2015 and June 30, 2015, the accrued expense was $480,000 and $435,000, respectively. During the three months ended September 30, 2015 and 2014, the Company incurred $45,000 in consulting expense, pursuant to the consulting agreement.

The officer of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 5 EQUITY TRANSACTIONS

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

As of September 30, 2015 there are 256,000,000 shares of common stock at par value of $0.001 per share authorized and 148,000,000 issued and outstanding.

NOTE 6 SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Lash, Inc., a Nevada corporation (the “Company”), and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2015 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-54838; the “Form 10-K”), as filed with the Securities and Exchange Commission on January 31, 2017. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

 Results of Operations

Three-Month Periods Ended September 30, 2015 and 2014

We recorded no revenues for the three months ended September 30, 2015 and 2014.

For the three months ending September 30, 2015, we incurred total operating expenses of $54,571, consisting of $45,000 of consulting fee expense, $8,536 of professional fees, and general and administrative expenses of $1,035.

For the three months ending September 30, 2014, we incurred total operating expenses of $52,798, consisting of $45,000 of consulting fee expense, $4,400 of professional fees, and general and administrative expenses of $3,398.

Liquidity and Capital Resources

At September 30, 2015, we had a cash balance of $26. We do not have sufficient cash on hand to fund our ongoing operational expenses at all. We will need to raise funds to locate a mining property and commence an exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Cash and cash equivalents at September 30, 2015 were $26, a decrease of $60 from June 30, 2015.

Operating activities provided cash of $95 in the three months ended September 30, 2015 compared to using cash of $2,873 for the three months ended September 30, 2014.

There was $35 provided by investing activities during the three months ended September 30, 2015 compared to $2,873 in cash provided by investing activities during the three months ended September 30, 2014.

Financing activities used cash of $95 during the three months ended September 30, 2015, compared to providing cash of $2,873 during the nine months ended December 31, 2014.

2015 financing activities consists of advances from affiliates.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2015.

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

ITEM 1A.RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Amendment (3)
3.2.1	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

____________

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-176939), filed with the Commission on September 21, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on October 15, 2013.
(3)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on January 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASH, INC.
(Name of Registrant)

Date: January 31, 2017	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

