Form 10-Q
period 2015-12-31
Cassidy Ventures Inc.
filed 2017-01-31
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of December 31, 2015, there were 148,000,000 shares of common stock, $0.001 par value per share, outstanding.

LASH, INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LASH, INC.

(Formerly known as Cassidy Ventures, Inc.)

Balance Sheets

	December 31, 2015	June 30, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$-	$86
Total current assets	-	86

Total Assets	$-	$86

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$19,261	$9,785
Accrued expenses-related party	525,000	435,000
Shareholder advances	65,899	65,830
Total current liabilities	610,160	510,615

Commitments and contingencies

Stockholders' deficiency:
Common stock, $0.001 par value, 256,000,000 shares authorized 148,000,000 issued and outstanding as of December 31, 2015 and June 30, 2015	148,000	148,000
Additional paid-in capital	18,162,500	18,162,500
Accumulated deficit	(18,920,660)	(18,821,029)
Total stockholders' deficiency	(610,160)	(510,529)

Total Liabilities and Stockholders' Deficiency	$-	$86

The accompanying notes are an integral part of these financial statements.

LASH, INC.

(Formerly known as Cassidy Ventures, Inc.)

Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Operating expenses:
Consulting Fee Expense	$45,000	$45,000	$90,000	$90,000
Professional fees	$-	$13,775	$8,536	$18,175
General and administrative expenses	$60	$1,936	$1,095	$5,334
Total operating expenses	45,060	60,711	99,631	113,509

Net operating loss	(45,060)	(60,711)	(99,631)	(113,509)

Net loss	$(45,060)	$(60,711)	$(99,631)	$(113,509)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	148,000,000	135,000,000	148,000,000	135,000,000

The accompanying notes are an integral part of these financial statements.

LASH, INC.

(Formerly known as Cassidy Ventures, Inc.)

Statements of Cash Flow (Unaudited)

	For the Six Months Ended
	December 31, 2015	December 31, 2014

Cash flows from operating activities:
Net loss	$(99,631)	$(113,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	9,476	(7,849)
Accrued expenses-related party	90,000	90,000
Net cash used in operating activities	(155)	(31,358)

Cash flows from financing activities
Proceeds from shareholders advances	69	31,653
Net cash provided by financing activities	69	31,653

Net increase (decrease) in cash	(86)	295
Cash - beginning of the year	86	-
Cash - end of the year	$-	$295

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Lash, Inc.

(Formerly known as Cassidy Ventures, Inc.)

Notes to Financial Statements

December 31, 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2015 and June 30, 2015.

Cash and cash equivalents deposited with financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company did not hold cash in excess of FDIC insurance coverage at a financial institution as of December 31, 2015 and June 30, 2015.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of December 31, 2015, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2015 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $18,920,660 at December 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

NOTE 4 RELATED PARTY TRANSACTIONS

As of December 31, 2015 and June 30, 2015, there are loans from a shareholder totaling $65,899 and $65,830 respectively. These advances are unsecured, due on demand and carry no interest or collateral.

On February 1, 2015, the Company entered into a 24 month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. 297 President Street, Brooklyn, NY 11231. The agreement expires on January 31, 2017 and the monthly fee is $15,000. Mr. Drury has agreed to defer payment of said fees until the Company receives additional operating capital or upon completion of the extended agreement. As of December 31, 2015 and June 30, 2015, the accrued expense was $525,000 and $435,000, respectively. The Company incurred $45,000 in consulting expense during the three months ended December 31, 2015 and 2014, and $90,000 during the six months ended December 31, 2015 and 2014, pursuant to the consulting agreement.

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

As of December 31, 2015 there are 256,000,000 shares of common stock at par value of $0.001 per share authorized and 148,000,000 issued and outstanding.

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

Results of Operations

Three-Month and Six-Month Periods Ended December 31, 2015 and 2014

We recorded no revenues for the three months and six months ended December 31, 2015 and 2014.

For the three months ending December 31, 2015, we incurred total operating expenses of $45,060, consisting of consulting fee expense of $45,000, and general and administrative expenses of $60.

For the three months ending December 31, 2014, we incurred total operating expenses of $60,711, consisting of consulting fee expense of $45,000 of, professional fees of $13,775, and general and administrative expenses of $1,936.

For the six months ending December 31, 2015, we incurred total operating expenses of $99,631, consisting of consulting fee expense of $90,000, professional fees of $8,536, and general and administrative expenses of $1,095.

For the six months ending December 31, 2014, we incurred total operating expenses of $113,509, consisting of $90,000 of consulting fee expense, $18,175 of professional fees, and general and administrative expenses of $5,334.

Liquidity and Capital Resources

At December 31, 2015, we had a cash balance of $0.00. We do not have sufficient cash on hand to fund our ongoing operational expenses at all. We will need to raise funds to locate a mining property and commence an exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Cash and cash equivalents at December 31, 2015 were $0, a decrease of $86 from June 30, 2015.

Operating activities provided cash of $69 in the six months ended December 31, 2015 compared to using cash of $31,358 for the six months ended December 31, 2014.

There was $69 provided by investing activities during the six months ended December 31, 2015 compared to $31,653 in cash provided by investing activities during the six months ended December 31, 2014.

Financing activities used cash of $69 during the six months ended September 30, 2015, compared to providing cash of $31,653 during the six months ended December 31, 2014.

2015 financing activities consists of advances from an affiliate.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2015.

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

