Form 10-K
period 2016-06-30
Cassidy Ventures Inc.
filed 2017-02-01
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At December 31, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $9,620,000. At June 30, 2016, there were 148,000,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

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

As of June 30, 2016, we were authorized to issue 256,000,000 shares of common stock, par value $.001 per share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current business address is 297 President Street, Brooklyn, New York 11231. We believe that this space is adequate for our current needs. Our telephone number is (206) 517-7141.

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

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended June 30, 2016	$0.08	$0.08
Three Months Ended March 31, 2016	$0.11	$0.12
Three Months Ended December 31, 2015	$0.13	$0.13
Three Months Ended September 30, 2015	$0.55	$0.20
Three Months Ended June 30, 2015	$1.37	$0.60
Three Months Ended March 31, 2015	$1.00	$1.00
Three Months Ended December, 2014	$1.68	$1.68
Three Months Ended September 30, 2014	$2.11	$1.18

HOLDERS

As of June 30, 2016, the Company had 148,000,000 shares of common stock issued and outstanding, and we had approximately 33 holders of record of our common stock.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2016.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since September 14, 2009 (inception).

For the year ended June 30, 2016, we incurred $190,381 in operating expenses, which were comprised of $180,000 in consulting fee expense, $9,286 in professional fees and $1,095 in general and administrative expenses.

For the year ended June 30, 2015, we incurred $18,410,518 in operating expenses, which were comprised of $180,000 in consulting fee expense, $24,195 in professional fees and $18,206,323 in general and administrative costs.

The following table provides selected financial data about our company for the years ended June 30, 2016 and 2015.

Balance Sheet Data	June 30, 2016	June 30, 2015
Cash and Cash Equivalents	$-0-	$86
Total Assets	$-0-	$86
Total Liabilities	$700,910	$510,615
Shareholders’ Deficit	$(700,910)	$(510,529)

GOING CONCERN

Lash, Inc. is an exploration stage company and currently has limited operations. Our independent auditor has issued an audit opinion for Lash, Inc. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2016 was $0 with $700,910 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $35,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

Cash and cash equivalents at June 30, 2016 were $0, a decrease of $86 from June 30, 2015.

Operating activities provided cash of $69 in the year ended June 30, 2016 compared to using cash of $41,061 for the year ended June 30, 2015.

There was $69 provided by investing activities during the year ended June 30, 2016 compared to $41,176 in cash provided by investing activities during the year ended June 30, 2015.

Financing activities used cash of $69 during the year ended June 30, 2016, compared to providing cash of $41,147 during the year ended June 30, 2015.

2016 financing activities consists of advances from an affiliate.

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

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cassidy Ventures, Inc.

We have audited the accompanying balance sheet of Cassidy Ventures, Inc. as of June 30, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Cassidy Ventures, Inc. for the years ended June 30, 2016 and 2015 and the results of its operations and cash flows for the year the ended in conformity with generally accepted accounting principles in the United States of America.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

January 14, 2017

LASH, INC.

(Formerly known as Cassidy Ventures, Inc.)

Balance Sheets

	June 30, 2016	June 30, 2015

Assets
Current assets:
Cash	$-	$86
Total current assets	-	86

Total Assets	$-	$86

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$20,011	$9,785
Accrued expenses-related party	615,000	435,000
Shareholder advances	65,899	65,830
Total current liabilities	700,910	510,615

Commitments and contingencies

Stockholders' deficiency:

Common stock, $0.001 par value, 256,000,000 shares authorized 148,000,000 issued and outstanding as of June 30, 2016 and June 30, 2015	148,000	148,000
Additional paid-in capital	18,162,500	18,162,500
Accumulated deficit	(19,011,410)	(18,821,029)
Total stockholders' deficiency	(700,910)	(510,529)

Total Liabilities and Stockholders' Deficiency	$-	$86

The accompanying notes are an integral part of these financial statements.

LASH, INC.

(Formerly known as Cassidy Ventures, Inc.)

Statements of Operations

	For Years Ended
	June 30, 2016	June 30, 2015

Operating expenses:
Consulting Fee Expense	$180,000	$180,000
Professional fees	9,286	24,195
General and administrative expenses	1,095	18,206,323
Total operating expenses	190,381	18,410,518

Net operating loss	(190,381)	(18,410,518)

Net loss	$(190,381)	$(18,410,518)

Basic and diluted income (loss) per share	$(0.00)	$(0.13)

Weighted average number of common shares outstanding - basic and diluted	148,000,000	142,265,753

The accompanying notes are an integral part of these financial statements.

LASH, INC.
(Formerly known as Cassidy Ventures, Inc.)
Statement of Changes in Stockholders' Deficiency
For the years ended June 30, 2016 and 2015

			Additional		Total
	Common Stock		Paid-In	Accum	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance at June 30, 2014	135,000,000	$135,000	(24,500)	(410,511)	$(300,011)

Issuance of common stock for services	13,000,000	13,000	18,187,000		18,200,000
Net loss				(18,410,518)	(18,410,518)

Balance at June 30, 2015	148,000,000	$148,000	18,162,500	(18,821,029)	$(510,529)

Net loss				(190,381)	(190,381)

Balance at June 30, 2016	148,000,000	$148,000	18,162,500	(19,011,410)	$(700,910)

The accompanying notes are an integral part of these financial statements.

LASH, INC.
(Formerly known as Cassidy Ventures, Inc.)
Statements of Cash Flow

	For Years Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net loss	$(190,381)	$(18,410,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	18,200,000
Changes in operating assets and liabilities:
Accounts payable	10,226	(10,543)
Accrued expenses-related party	180,000	180,000
Net cash used in operating activities	(155)	(41,061)

Cash flows from financing activities
Proceeds from shareholders advances	69	41,147
Net cash provided by financing activities	69	41,147

Net increase (decrease) in cash	(86)	86
Cash - beginning of the year	86	-
Cash - end of the year	$-	$86

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Stock Compenstaion	$-	$18,200,000

The accompanying notes are an integral part of these financial statements.

Lash, Inc.

(Formerly known as Cassidy Ventures, Inc.)

Notes to Financial Statements

June 30, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2016 and 2015.

Cash and cash equivalents deposited with financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company did not hold cash in excess of FDIC insurance coverage at a financial institution as of June 30, 2016 and 2015.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of June 30, 2016, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2015 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,011,410 at June 30, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

NOTE 4 RELATED PARTY TRANSACTIONS

As of June 30, 2016 and 2015, there are loans from a shareholder totaling $65,899 and $65,830 respectively. These advances are unsecured, due on demand and carry no interest or collateral.

On February 1, 2015, the Company entered into a 24 month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. 297 President Street, Brooklyn, NY 11231. The agreement expires on January 31, 2017 and the monthly fee is $15,000. Mr. Drury has agreed to defer payment of said fees until the Company receives additional operating capital or upon completion of the extended agreement. As of June 30, 2016 and 2015, the accrued expense was $615,000 and $435,000, respectively. During the twelve months ended June 30, 2016 and 2015, the Company incurred $180,000 in consulting expense, pursuant to the consulting agreement.

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

The provision for refundable federal income tax consists of the following for the 12 months ending:

	June 30, 2016	June 30, 2015
Federal income tax benefit attributable to:
Net operating loss	$64,730	$6,259,576
Less, valuation allowance	(64,730)	(6,259,576)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% on the net deferred tax amount is as follows:

	June 30, 2016	June 30, 2015
Deferred tax attributed:
Deferred tax benefits	$6,463,879	$6,399,150
Less valuation allowance	(6,463,879)	(6,399,150)
Net Deferred Tax Asset	$-	$-

At June 30, 2016 and 2015, the Company had a net operating loss ("NOL's") carry forward in the amount of $18,821,029 and $19,011,410, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company has not filed its federal tax returns since inception and therefore, the NOL's will not be available to offset future taxable income until the tax returns are filed with the respective federal tax authorities.

A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2016 and 2015 is summarized below.

	2016	2015

Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0%	34.0%

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

As of June 30, 2016 there are 256,000,000 shares of common stock at par value of $0.001 per share authorized and 148,000,000 issued and outstanding.

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

On September 28, 2016, Amber Finney was appointed as President, Treasurer and director of the Company.

On October 17, 2016, the shareholders of Cassidy Ventures Inc., approved a name change and approved a 1-for-70 reverse split. Thereafter, Cassidy Ventures Inc. filed a Certificate of Amendment with the State of Nevada, effective on October 19, 2016, changing its name to “Lash, Inc.” and the contemplated 1-for-70 reverse split. On October 28, 2016 and in accordance with SEC Rule 10b-17 and FINRA Rule 6490, the Company submitted documents and other information to FINRA in furtherance of pursuing and obtaining approval of the subject reverse stock split. The Company must submit additional documents requested by, and necessary to obtain approval of, FINRA in connection with the subject reverse stock split. As of January 31, 2017, the reverse has not been declared effective.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2016.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2016, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Amber Joy Finney, our President and Chief Officer, Treasurer and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Ms. Finney concluded that, as of June 30, 2016, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Secretary, Treasurer and sole Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2016.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of June 30, 2016 are as follows:

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended June 30, 2016, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended June 30, 2016 and 2015:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal year ended as indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total ($)
Keith Fredricks (1)	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

William Drury (2)	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

___________

(1) Appointed President on February 19, 2013, and resigned from such office on July 31, 2015

(2) Appointed Secretary, Treasurer and director on February 19, 2013. Appointed President on July 31, 2015. Resigned as President, Treasurer and director September 28, 2016, and continues to serve as Secretary. On February 1, 2013, the Company entered into a 24-month consulting agreement with William Drury, and WICAWIBE LLC, an entity controlled by Mr. Drury, pursuant to which the company has agreed to pay Mr. Drury a monthly fee of $15,000. The agreement terminated on February 15, 2015. Mr Drury has agreed to defer payment of said fees until the Company receives additional operating capital or upon completion of this agreement. As of June 30, 2016, the accrued expense is $615,000.

None of our directors have received monetary compensation since our inception through June 30, 2016. We currently do not pay any compensation to our directors serving on our board of directors.

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

The following table sets forth director compensation as of June 30, 2016:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 30, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 148,000,000 shares of our common stock issued and outstanding as of June 30, 2016. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares Owned	Percent of Class
Title of Class	of Beneficial Owner (1)	Beneficially	Owned

Common Stock	William Drury (Secretary, Treasurer and Director)	5,000,000	3.3%
Common Stock	Claudia Galanti	7,600,00	5.1%
Common Stock	Gain Delight Trading Ltd.	41,700,000	28.1%
Common Stock	Jean Jacques Mariani	24,000,000	16.2%
All executive officers and directors as a group (1 person)		5,000,000	3.3%

__________

*Less than 1%.

(1) Unless otherwise noted, the address of each person or entity listed is, c/o Lash, Inc., 297 President Street, Brooklyn, New York 11231.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended June 30, 2016 and 2015, the total fees charged to the company for audit services, including quarterly reviews were $11,800 and 11,800, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

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

LASH, INC.
(Name of Registrant)

Date: February 1, 2017	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer
(principal executive officer, principal financial officer, and principal accounting officer)

