Form 10-Q
period 2016-09-30
Cassidy Ventures Inc.
filed 2017-02-01
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, there were 148,000,000 shares of common stock, $0.001 par value per share, outstanding.

 LASH, INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

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

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

LASH, INC.
(Formerly known as Cassidy Ventures, Inc.)
Balance Sheets

	September 30, 2016	June 30, 2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$60,000	$-
Total current assets	60,000	-

Total Assets	$60,000	$-

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$74,303	$20,011
Accrued expenses-related party	-	615,000
Accrued expenses	50,000	-
Shareholder advances	10,000	65,899
Total current liabilities	134,303	700,910

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $0 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of September 30, 2016 and June 30, 2016	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 148,000,000 issued and outstanding as of September 30, 2016 and June 30, 2016	148,000	148,000
Additional paid-in capital	18,787,400	18,162,500
Stock to be issued	50,000	-
Accumulated deficit	(19,059,703)	(19,011,410)
Total stockholders' deficiency	(74,303)	(700,910)

Total Liabilities and Stockholders' Deficiency	$60,000	$-

The accompanying notes are an integral part of these financial statements.

LASH, INC.
(Formerly known as Cassidy Ventures, Inc.)
Statements of Operations (Unaudited)

	For Three Months Ended
	September 30, 2016	September 30, 2015

Operating expenses:
Consulting Fee Expense	$44,000	$45,000
Professional fees	3,283	8,536
General and administrative expenses	1,010	1,035
Total operating expenses	48,293	54,571

Net operating income (loss)	(48,293)	(54,571)

Net income (loss)	$(48,293)	$(54,571)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	148,000,000	148,000,000

The accompanying notes are an integral part of these financial statements.

LASH, INC.
(Formerly known as Cassidy Ventures, Inc.)
Statements of Cash Flow (Unaudited)

	For Three Months Ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net income (loss)	$(48,293)	$(54,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	(1,707)	9,476
Accrued expenses-related party	-	45,000
Accrued expenses	50,000	-
Net cash used in operating activities	-	(95)

Cash flows from financing activities
Proceeds from related party advances	10,000	35
Proceed from stock subscription	50,000	-
Net cash provided by financing activities	60,000	35

Net increase (decrease) in cash	60,000	(60)
Cash - beginning of the year	-	86
Cash - end of the year	$60,000	$26

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Lash, Inc.

(Formerly known as Cassidy Ventures, Inc.)

Notes to Financial Statements

September 30, 2016

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Cassidy Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and its year-end is June 30. The Company’s principle executive office address is 297 President Street, Brooklyn, New York 11231

The Company has acquired mineral properties located in the Thunder Bay mining district, Province of Ontario, Canada but has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements and to complete the development of the properties and upon future profitable production or proceeds from the sale thereof.

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

See name change in Note 5 - Subsequent Events.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2016 and June 30, 2016.

Cash and cash equivalents deposited with financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company did not hold cash in excess of FDIC insurance coverage at a financial institution as of September 30, 2016 and June 30, 2016.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of September 30, 2016, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2016 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,059,703 at September 30, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24 month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. 297 President Street, Brooklyn, NY 11231. The agreement expires on January 31, 2017 and the monthly fee is $15,000. On September 28, 2016, Mr. Drury resigned as President, Treasurer and director of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and void the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, the board of directors accepted the resignation of Mr. Drury and approved a settlement agreement dated September 29, 2016, According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 250,000 shares. Mr. Drury will continue to be issued 250,000 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 1,000,000 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. As a result of the settlement agreement, the Company wrote-off liabilities of $624,900 related to Mr. Drury in additional paid-in capital on the accompanying balance sheet.

As of September 30, 2016 and June 30, 2016, the accrued expenses-related party was $-0- and $615,000, respectively. During the three months ended September 30, 2016 and 2015, the Company incurred $44,000 and $45,000, respectively, in consulting expense, pursuant to the consulting agreement which was written-off during the three months ended September 30, 2016.

During September 2016, the new Company President, Amber Finney, advanced the Company $10,000 as a shareholder loan. The proceeds were used for working capital.

As of September 30, 2016 and June 30, 2016, there are loans from shareholders totaling $10,000 and $65,899 respectively. These advances are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 4 EQUITY TRANSACTIONS

On September 19, 2016, the shareholders of Company approved the sale of 159,000,000 shares of the Company’s common stock for $0.003144654 per share for an aggregate of $50,000 to Amber Finney, the Company’s president. On November 2, 2016, the Company issued 159,000,000 shares to Ms. Finney to settle the obligation.

On September 19, 2016, the shareholders of Company approved an increase to the number of authorized shares from 256,000,000 shares to 500,000,000 shares and added 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share.

As of September 30, 2016 there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 148,000,000 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 5 SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Lash, Inc., a Nevada corporation (the “Company”), and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2016 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-54838; the “Form 10-K”), as filed with the Securities and Exchange Commission on February 1, 2017.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Results of Operations

Three-Month Periods Ended September 30, 2016 and 2015

We recorded no revenues for the three months and nine months ended September 30, 2016 and 2015.

For the three months ending September 30, 2016, we incurred total operating expenses of $48,293, consisting of consulting fee expense of $44,000, professional fees of $3,283 and general and administrative expenses of $1,010.

For the three months ending September 30, 2015, we incurred total operating expenses of $54,571, consisting of consulting fee expense of $45,000, professional fees of $8,536 and general and administrative expenses of $1,035.

Liquidity and Capital Resources

At September 30, 2016, we had a cash balance of $60,000.  We do not have sufficient cash on hand to fund our ongoing operational expenses at all. We will need to raise funds to locate a mining property and commence an exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.  We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Cash and cash equivalents at September 30, 2016 were $60,000, an increase of $60,000 from June 30, 2016.

Operating activities provided cash of $60,000 in the three months ended September 30, 2016 compared to using cash of $95 for the three months ended September 30, 2015.

There was $60,000 provided by investing activities during the three months ended September 30, 2015 compared to $35 in cash provided by investing activities during the three months ended September 30, 2015.

2016 financing activities consists $50,000 for a stock subscription with an affiliate and an advance of $10,000 from an affiliate.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to a Settlement Agreement and Mutual Release, dated September 29, 2016, by and between the Company and William Drury, the Company offered and sold 1,000,000 shares of common stock and paid $50,000 to Mr. Drury, as consideration for the release of claims for accrued consulting fees owed by the Company to Mr. Drury. As a result of the Settlement Agreement and Mutual Release, the Company wrote-off liabilities of $624,900 related to Mr. Drury in additional paid-in capital on the accompanying balance sheet., the Company wrote off liabilities of $624,900 related to Mr. Drury in additional paid-in capital on the company’s balance sheet. The offer of was made solely to an “accredited investor” in a non-public offering pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D, promulgated thereunder.

Pursuant to a Subscription Agreement, dated September 30, 2016, by and between the Company and Amber Joy Finney, the Company offered and sold 159,000,000 shares of common stock to Ms. Finney, at a purchase price of $.000314465 per share, for an aggregate purchase price of $50,000. The offer of was made solely to an “accredited investor” in a non-public offering pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act, and Rule 506 of Regulation D, promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Departure of Director and officers; Election of Direction and Officers

On September 28, 2016, William Drury resigned as President, Treasurer and a director of the Company.

On September 28, 2016, Amber Joy Finney was appointed President and Chief Executive Officer, Treasurer and a director of the Company. Ms. Finney is now the Company’s sole director.

Amber Joy Finney, Age 37

Ms. Finney has served as our President and Chief Executive Officer, Treasurer and a director of the Company since September 28, 2016. Since October 2012, Ms. Finney has also served as President of VoiceFlix, a Seattle-area based advertising and marketing company, which she founded. In 2004, Ms. Finney obtained a Bachelor of Arts degree from The Evergreen State College. Ms. Finney’s experience in advertising, marketing and sales led to our conclusion that Ms. Finney should be serving as a member of our Board of Directors in light of our business and structure.

Pursuant to a Subscription Agreement, dated September 30, 2016, by and between the Company and Ms. Finney, the Company offered and sold 159,000,000 shares of common stock to Ms. Finney, at a purchase price of $.000314465 per share, for an aggregate purchase price of $50,000. Such $50,000 was used as payment and partial consideration to pay William Drury, pursuant to a Settlement Agreement and Mutual Release, dated September 29, 2016, by and between the Company and William Drury.

There is no agreement, arrangement or understanding pursuant to which Mr. Finney was  appointed to the Board of Directors.  Ms. Finney has no family  relationships with any other  executive  officers  or  directors  of the  Company,  or persons nominated or chosen by the Company to become  directors  or executive  officers. Furthermore,  the Company is not aware of any transactions  requiring disclosure under Item 404(a) of Regulation S-K.

Amendment to Articles of Incorporation

On September 28, 2016, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation to (i) increase its authorized capital from 256,000,000 shares of common stock to 500,000,000 shares of common stock, and (ii) creating 25,000,000 shares of “blank check” preferred stock (the “Preferred Stock Amendment”).

Certain Risks Associated With the Increase in Authorized Capital

Any additional issuance of common stock could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company by increasing the number of outstanding shares entitled to vote and by increasing the number of votes required to approve a change in control of the Company. Shares of common stock could be issued, or rights to purchase such shares could be issued, to render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, proxy contest, merger or otherwise. The ability of the Board of the Directors to issue such additional shares of common stock could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price that such an attempt could cause. Moreover, the issuance of such additional shares of common stock to certain persons’ interests aligned with that of the Board of Directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

While the increase in the number of shares of common stock authorized may have anti-takeover ramifications, the Board of Directors believes that the financial flexibility offered by the amendment outweighs any disadvantages. To the extent that the increase in the number of shares of common stock authorized may have anti-takeover effects, the amendment may encourage persons seeking to acquire the Company to negotiate directly with the Board of Directors, enabling the Board of Directors to consider a proposed transaction in a manner that best serves the stockholders’ interests.

Reasons for the creation of “blank check” preferred stock

Additionally, we believe that for us to successfully execute our business strategy we will need to raise investment capital and it may be preferable or necessary to issue preferred stock to investors. Preferred stock usually grants the holders certain preferential rights in voting, dividends, liquidation or other rights in preference over a company’s common stock. Accordingly, in order to grant us the flexibility to issue our equity securities in the manner best suited for our Company, or as may be required by the capital markets, the Preferred Stock Amendment will create 25,000,000 authorized shares of “blank check” Preferred Stock for us to issue.

The term “blank check” refers to preferred stock, the creation and issuance of which is authorized in advance by our Stockholders and the terms, rights and features of which are determined by our Board of Directors upon issuance. The authorization of such “blank check” Preferred Stock permits our Board of Directors to authorize and issue Preferred Stock from time to time in one or more series without seeking further action or vote of our Stockholders.

Principal effects of the creation of “blank check” preferred stock

Subject to the provisions of the Preferred Stock Amendment and the limitations prescribed by law, our Board of Directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the Preferred Stock, in each case without any further action or vote by our stockholders. Our Board of Directors would be required to make any determination to issue shares of Preferred Stock based on its judgment as to what is in our best interests and the best interests of our stockholders. The Preferred Stock Amendment will give our Board of Directors flexibility, without further stockholder action, to issue Preferred Stock on such terms and conditions as our Board of Directors deems to be in our best interests and the best interests of our stockholders.

The authorization of the “blank check” Preferred Stock will provide us with increased financial flexibility in meeting future capital requirements. It will allow Preferred Stock to be available for issuance from time to time and with such features as determined by our Board of Directors for any proper corporate purpose. It is anticipated that such purposes may include, without limitation, exchanging Preferred Stock for Common Stock, the issuance for cash as a means of obtaining capital for our use, or issuance as part or all of the consideration required to be paid by us for acquisitions of other businesses or assets.

The issuance by us of Preferred Stock could dilute both the equity interests and the earnings per share of existing holders of our Common Stock. Such dilution may be substantial, depending upon the amount of shares issued. The newly authorized shares of Preferred Stock could also have voting rights superior to our Common Stock, and therefore would have a dilutive effect on the voting power of our existing Stockholders.

Any issuance of Preferred Stock with voting rights could, under certain circumstances, have the effect of delaying or preventing a change in control of our Company by increasing the number of outstanding shares entitled to vote and by increasing the number of votes required to approve a change in control of our Company. Shares of voting or convertible Preferred Stock could be issued, or rights to purchase such shares could be issued, to render more difficult or discourage an attempt to obtain control of our Company by means of a tender offer, proxy contest, merger or otherwise. The ability of our Board of Directors to issue such shares of Preferred Stock, with the rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of our Company by tender offer or other means. Such issuances could therefore deprive our stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price that such an attempt could cause. Moreover, the issuance of such shares of Preferred Stock to persons friendly to our Board of Directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

There are currently no plans, arrangements, commitments or understandings for the issuance of shares of Preferred Stock.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Amendment (3)
3.1.4	Certificate of Amendment
3.2.1	Bylaws (1)
10.1	Settlement Agreement and Mutual Release, dated September 29, 2016, by and between the Registrant and William Drury.
10.2	Subscription Agreement, dated September 30, 2016, by and between the Registrant and Amber Joy Finney.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

____________

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-176939), filed with the Commission on September 21, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on October 15, 2013.
(3)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on January 31, 2017.

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

