Form 10-Q
period 2016-12-31
Cassidy Ventures Inc.
filed 2017-02-08
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

As of February 7, 2017, there were 308,000,000 shares of common stock, $0.001 par value per share, outstanding.

LASH, INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LASH, INC.
Balance Sheets

	December 31, 2016	June 30, 2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$3,620	$-
Total current assets	3,620	-

Total Assets	$3,620	$-

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$23,838	$20,011
Accrued expenses-related party	-	615,000
Accrued expenses	46,800	-
Related party loans	20,000	65,899
Total current liabilities	90,638	700,910

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of December 31, 2016 and June 30, 2016.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 308,000,000 issued and outstanding as of December 31, 2016 and 148,000,000 issued and outstanding as of June 30, 2016.	308,000	148,000
Additional paid-in capital	18,680,600	18,162,500
Stock to be issued	1,225	-
Accumulated deficit	(19,076,843)	(19,011,410)
Total stockholders' deficiency	(87,018)	(700,910)

Total Liabilities and Stockholders' Deficiency	$3,620	$-

The accompanying notes are an integral part of these financial statements.

LASH, INC.
Statements of Operations (Unaudited)

	For the Three Months Ended		For Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Operating expenses:
Consulting Fee Expense	$-	$45,000	$44,000	$90,000
Professional fees	$14,645	$-	17,928	8,536
General and administrative expenses	$2,496	$60	3,505	1,095
Total operating expenses	17,141	45,060	65,433	99,631

Net operating inome (loss)	(17,141)	(45,060)	(65,433)	(99,631)

Other income (expense):
Loss on stock subsription	-	-	-	-
Total Other income (expense)	-	-	-	-

Net income (loss)	$(17,141)	$(45,060)	$(65,433)	$(99,631)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	250,706,522	148,000,000	199,353,261	148,000,000

The accompanying notes are an integral part of these financial statements.

LASH, INC.
Statements of Cash Flow (Unaudited)

	For Six Months Ended
	December 31, 2016	December 31, 2015

Cash flows from operating activities:
Net income (loss)	$(65,433)	$(99,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,425	-
Accounts payable	(52,172)	9,476
Accrued expenses-related party	-	90,000
Accrued expenses	46,800	-
Net cash used in operating activities	(66,380)	(155)

Cash flows from financing activities
Proceeds from related party advances	20,000	69
Proceed from stock subscription	50,000	-
Net cash provided by financing activities	70,000	69

Net increase (decrease) in cash	3,620	(86)
Cash - beginning of the year	-	86
Cash - end of the year	$3,620	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Stock Compensation	$4,425	$-

The accompanying notes are an integral part of these financial statements.

Lash, Inc.

(Formerly known as Cassidy Ventures, Inc.)

Notes to Financial Statements

December 31, 2016

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On September 28, 2016, William Drury resigned as President, Treasurer and director of the Company. Mr. Drury remains the Company’s Secretary.

On October 17, 2016, the shareholders of Cassidy Ventures Inc., approved a name change and approved a 1-for-70 reverse split. Thereafter, Cassidy Ventures Inc. filed a Certificate of Amendment with the State of Nevada, effective on October 19, 2016, changing its name to “Lash, Inc.” and the contemplated 1-for-70 reverse split. On October 28, 2016 and in accordance with SEC Rule 10b-17 and FINRA Rule 6490, the Company submitted documents and other information to FINRA in furtherance of pursuing and obtaining approval of the subject reverse stock split. The Company must submit additional documents requested by, and necessary to obtain approval of, FINRA in connection with the subject reverse stock split. As of February 3, 2017, the reverse has not been declared effective.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2016 and June 30, 2016.

Cash and cash equivalents deposited with financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company did not hold cash in excess of FDIC insurance coverage at a financial institution as of December 31, 2016 and June 30, 2016.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of December 31, 2016, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2016 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,076,843 at December 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24 month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. 297 President Street, Brooklyn, NY 11231. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President, Treasurer and director of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and approved a settlement agreement dated September 29, 2016, According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 250,000 shares. Mr. Drury will continue to be issued 250,000 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 1,000,000 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. As a result of the settlement agreement, the Company wrote-off liabilities of $624,900 related to Mr. Drury in additional paid-in capital on the accompanying balance sheet.

As of December 31, 2016 and June 30, 2016, the accrued expenses-related party was $-0- and $615,000, respectively. The Company incurred consulting expense of $0 and $45,000 during the three months ended December 31, 2016 and 2015, respectively, and $44,000 and $90,000 during the six months ended December 31, 2016 and 2015, respectively, pursuant to the consulting agreement which was terminated the balance due written-off during the three months ended September 30, 2016.

During September 2016, the new Company President, Amber Finney, advanced the Company $10,000 as a related party loan. During November, a member of Ms. Finney’s family advanced the Company an additional $10,000. The proceeds for both loans were used for working capital. As of December 31, 2016 and June 30, 2016, there are related party loans totaling $20,000 and $65,899 respectively. These advances are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 4 EQUITY TRANSACTIONS

On September 19, 2016, the shareholders of Company approved an increase to the number of authorized shares from 256,000,000 shares to 500,000,000 shares of common stock and added 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share.

On September 19, 2016, the shareholders of Company approved the sale of 159,000,000 shares of the Company’s common stock for $0.003144654 per share for an aggregate of $50,000 to Amber Finney, the Company’s president and on the same date, the Company issued 159,000,000 shares to Ms. Finney.

On October 24, 2016, the Company issued 1,000,000 shares of the Company’s common stock to the Company’s former president, William Drury, to partially settle the $50,000 common stock obligation discussed in Note 3. The shares were valued at $.0032 per share or $3,200.

As of December 31, 2016 there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 308,000,000 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 5 SUBSEQUENT EVENTS

During January 2017, Ms. Finney the Company’s president, advanced the Company $5,000 for working capital.

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

Results of Operations

Three-Month and Six-Month Periods Ended December 31, 2016 and 2015

We recorded no revenues for the three months and six months ended December 31, 2016 and 2015.

For the three months ended December 31, 2016, we incurred total operating expenses of $17,141, consisting of professional fees of $14,645 and general and administrative expenses of $2,496.

For the three months ended September 30, 2015, we incurred total operating expenses of $45,060, consisting of consulting fee expense of $45,000 and general and administrative expenses of $60.

For the six months ended December 31, 2016, we incurred total operating expenses of $65,433, consisting of consulting fee expense of $44,000, professional fees of $17,928 and general and administrative expenses of $3,505.

For the six months ended December 31, 2015, we incurred total operating expenses of $99,631, consisting of consulting fee expense of $90,000, professional fees of $8,536 and general and administrative expenses of $1,095.

Our net loss for the three months ended December 31, 2016 and 2015 was $17,141 and $45,060, respectively.

Our net loss for the six months ended December 31, 2016 and 2015 was $65,433 and $99,631, respectively.

Liquidity and Capital Resources

At December 31, 2016, we had a cash balance of $3,620 and current liabilities of 90,638. Our working capital balance at December 31, 2016, was $(87,018) We do not have sufficient cash on hand to fund our ongoing operational expenses at all. We will need to raise funds to locate a mining property and commence an exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

As at December 31, 2016, our total assets were $3,620. Total assets were comprised solely of current assets.

As at December 31, 2016, our current liabilities were $90,638 and stockholders’ equity was a deficit of $87,018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended December 31, 2016 net cash flows used in operating activities was $66,380, and $155 for the six months ended December 31, 2015.

Cash Flows from Financing Activities

For the six months ended December 21, 2016 and 2015, net cash flows used in financing activities was $70,000 and $69 respectively.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Amendment (3)
3.1.4	Certificate of Amendment (4)
3.2.1	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

____________

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-176939), filed with the Commission on September 21, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on October 15, 2013.
(3)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on January 31, 2017.
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2016 (File No. 000-54838), filed with the Commission on February 1, 2017.

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

LASH, INC.
(Name of Registrant)

Date: February 8, 2017	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

