Form 10-K
period 2017-06-30
Lash, Inc.
filed 2017-10-16
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At December 31, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $303,900. At October 11, 2017, there were 4,400,048 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

1

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

Amber Joy Finney has served as our President and Chief Executive Officer, Treasurer and sole director since September 28, 2016. Ms. Finney is also the holder of 2,271,429 shares of our common stock, amounting to 51.6% of the issued and outstanding shares of our common stock. William Drury has served as our Secretary since February 19, 2013.

William Drury also served as our Treasurer and sole director from February 19, 2013, until September 28, 2016. Mr. Drury also served as our President from July 31, 2015 until September 28, 2016. Keith Fredricks served as our President from February 19, 2013 until July 31, 2015.

As of June 30, 2017, we were authorized to issue 500,000,000 shares of common stock, par value $.001 per share.

All references to numbers of shares of issued and/or outstanding common stock in this Annual Report on Form 10-K give retroactive effect to a one-for-seventy (1:70) reverse split of the Company's issued and outstanding shares of common stock, which reverse split took effect on the OTC Markets on February 14, 2017.

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

B-horizon soil sampling was planned over roughly one quarter of the Property. A grid was created consisting of eleven lines spaced 100m apart, with a total of 141 planned samples spaced at 25m. Eight samples were unable to be taken due to ground conditions, leaving 133 samples taken in total.

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

Results from the 2012 soil sampling program are pending.

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

EMPLOYEES

We currently have no employees. Our officers and sole director are non-employee officers and a non-employee director.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since March 30, 2012, our shares of common stock have been quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “CILS”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets Group. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	CLOSING BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended September 30, 2017	$0.24	$0.24
Three Months Ended June 30, 2017	$0.50	$0.50
Three Months Ended March 31, 2017	$0.20	$0.50
Three Months Ended December 31, 2016	$0.20	$0.60
Three Months Ended September 30, 2016	$0.14	$5.59
Three Months Ended June 30, 2016	$7.69	$5.59
Three Months Ended March 31, 2016	$9.09	$7.69
Three Months Ended December 31, 2015	$138.55	$97.97
Three Months Ended September 30, 2015	$139.95	$82.57

HOLDERS

As of June 30, 2017, the Company had 4,400,000 shares of common stock issued and outstanding, and we had approximately 28 holders of record of our common stock.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2017.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since September 14, 2009 (inception).

For the year ended June 30, 2017, we incurred $86,657 in operating expenses, which were comprised of $44,000 in consulting fee expense, $37,511 in professional fees and $5,146 in general and administrative expenses.

For the year ended June 30, 2016, we incurred $190,381 in operating expenses, which were comprised of $180,000 in consulting fee expense, $9,286 in professional fees and $1,095 in general and administrative expenses.

The following table provides selected financial data about our company for the years ended June 30, 2017 and 2016.

Balance Sheet Data	June 30, 2017	June 30, 2016
Cash and Cash Equivalents	$2,350	$-0-
Total Assets	$2,350	$-0-
Total Liabilities	$105,564	$700,910
Shareholders’ Deficit	$(103,214)	$(700,910)

GOING CONCERN

Lash, Inc. is an exploration stage company and currently has limited operations. Our independent auditor has issued an audit opinion for Lash, Inc. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2017 was $2,350 with $105,564 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $35,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

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

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lash, Inc.

We have audited the accompanying balance sheet of Lash, Inc. (formerly known as Cassidy Ventures, Inc.) as of June 30, 2017 and 2016 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lash, Inc. (formerly known as Cassidy Ventures, Inc.) for the years ended June 30, 2017 and 2016 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

October 11, 2017

LASH, INC.

(Formerly known as Cassidy Ventures, Inc.)

Balance Sheets (Audited)

	June 30, 2017	June 30, 2016

Assets
Current assets:
Cash	$2,350	$-
Total current assets	2,350	-

Total Assets	$2,350	$-

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$27,707	$20,011
Accrued expenses-related party	-	615,000
Accrued expenses	42,857	-
Related party loans	35,000	65,899
Total current liabilities	105,564	700,910

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares
authorized, -0- preferred stock shares issued
and outstanding as of June 30, 2017 and June 30, 2016	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized 4,400,000 and 2,114,286 issued and outstanding as of
June 30, 2017 and June 30, 2016, respectively	4,400	2,114
Additional paid-in capital	18,984,200	18,308,386
Stock to be issued	2,310	-
Accumulated deficit	(19,094,124)	(19,011,410)
Total stockholders' deficiency	(103,214)	(700,910)

Total Liabilities and Stockholders' Deficiency	$2,350	$-

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding have been adjusted to reflect a 1-for-70 reverse split, which was effective in February 2017.

LASH, INC.

Statements of Operations (Audited)

	For the Years Ended
	June 30, 2017	June 30, 2016

Operating expenses:
Consulting Fee Expense	$44,000	$180,000
Professional fees	37,511	9,286
General and administrative expenses	5,146	1,095
Total operating expenses	86,657	190,381

Net operating income (loss)	(86,657)	(190,381)

Other income (expense):
Other income	3,943	-
Total Other income (expense)	3,943	-

Loss before provision for taxes	(82,714)	(190,381)

Provision for income taxes	-	-

Net income (loss)	$(82,714)	$(190,381)

Basic and diluted income (loss) per share	$(0.02)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted	3,617,573	2,114,286

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding have been adjusted to reflect a 1-for-70 reverse split, which was effective in February 2017.

LASH, INC.

Statement of Changes in Stockholders' Deficiency (Audited)

	Common Stock		Preferred Stock		Additional	Common		Total
					Paid-In	Stock	Accum	Stockholders'
	Shares	Amount	Shares	Amount	Capital	To Be Issued	Deficit	Deficiency
Balance at June 30, 2015	2,114,286	$2,114	-	$-	$18,308,386	$-	$(18,821,029)	$(510,529)

Net loss						-	(190,381)	(190,381)

Balance at June 30, 2016	2,114,286	$2,114	-	$-	$18,308,386	$-	$(19,011,410)	$(700,910)

Issuance of common stock for settlement aggreement	14,286	14			3,186			3,200
Issuance of common stock for stock subscription	2,271,428	2,272			47,728			50,000
Settlement for former officer					624,900			624,900
Common Stock to be issued						2,310		2,310
Net loss						-	(82,714)	(82,714)

Balance at June 30, 2017	4,400,000	$4,400	-	$-	$18,984,200	$2,310	$(19,094,124)	$(103,214)

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding have been adjusted to reflect a 1-for-70 reverse split, which was effective in February 2017.

LASH, INC.

 Statements of Cash Flow (Audited)

	For the Years Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net income (loss)	$(82,714)	$(190,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	5,510	-
Impairment expense	-	-
Loss on stock subscription (Note 4)	-	-
Settlement agreement with former president (Note 3)	3,943	-
Loss on conversion of debt	-	-
Unrealized (gain) loss on marketable securities	-	-
Interest not paid	-	-
Changes in operating assets and liabilities:
Accounts payable	(48,303)	10,226
Accrued expenses-related party	-	180,000
Accrued expenses	38,914	-
Net cash used in operating activities	(82,650)	(155)

Cash flows from financing activities
Proceeds from related party advances	35,000	69
Proceed from stock subscription	50,000	-
Net cash provided by financing activities	85,000	69

Net increase (decrease) in cash	2,350	(86)
Cash - beginning of the year	-	86
Cash - end of the year	$2,350	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Stock Compensation	$5,510	$-
Settlement agreement with former president (Note 3)	$(624,900)	$-

The accompanying notes are an integral part of these financial statements.

Lash, Inc.

(Formerly known as Cassidy Ventures, Inc.)

Notes to Financial Statements

June 30, 2017

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Lash, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and its year-end is June 30. The Company’s principle executive office address is 297 President Street, Brooklyn, New York 11231.

The Company had previously acquired mineral properties located in the Thunder Bay mining district, Province of Ontario, Canada but never determined whether these properties contain reserves that are economically recoverable. As of June 30, 2015, we ceased our exploration operations in the Thunder Bay mining district due to a lack of funds, but maintained our plan as a mining exploration company, seeking other mining properties to explore and asses for economic potential.

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

On September 28, 2016, William Drury resigned as President, Treasurer and director of the Company. Mr. Drury remains the Company’s Secretary.

On October 17, 2016, the shareholders of Cassidy Ventures Inc., approved a name change and approved a 1-for-70 reverse split. Thereafter, Cassidy Ventures Inc. filed a Certificate of Amendment with the State of Nevada, effective on October 19, 2016, changing its name to “Lash, Inc.” and the contemplated 1-for-70 reverse split. On October 28, 2016 and in accordance with SEC Rule 10b-17 and FINRA Rule 6490, the Company submitted documents and other information to FINRA in furtherance of pursuing and obtaining approval of the subject reverse stock split. The Company also submitted additional documents requested by, and necessary to obtain approval of, FINRA in connection with the subject reverse stock split. FINRA and the transfer agent recognized the split on February 14, 2017. The authorized shares did not change in connection with the split and will remain at 500,000,000 shares of common stock and 25,000,000 shares of (“blank check”) preferred stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2017.

The Company maintains its cash balance at one financial institution that is insured by the Federal Deposit Insurance Corporation.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company also issues restricted stock to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment only if there is sufficient disincentive to ensure performance or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of June 30, 2017, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2016 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,094,124 at June 30, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC., 297 President Street, Brooklyn, NY 11231. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation.  Those shares had a fair value of $3,200 at the date of issuance.  This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount.  The fair value of the shares issued to Mr. Drury but not yet sold yet are netted against the liability in the balance sheet.  Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold.  Mr.  Drury has not sold these shares as of June 30, 2017. For the year ended June 30, 2017, approximately $3,943 of other income has been recognized due to the marking of these shares to fair value subsequent to issuance. As a result of the settlement agreement, the Company wrote-off liabilities of $624,900 related to Mr. Drury to additional paid-in capital on the accompanying balance sheet.

As of June 30, 2017 and June 30, 2016, the accrued expenses-related party was $-0- and $615,000, respectively. The Company incurred consulting expense of $44,000 and $180,000 during the twelve months ended June 30, 2017 and 2016, respectively, pursuant to the consulting agreement which was terminated. The balance due was written-off during the three months ended September 30, 2016.

During September 2016, the new Company President, Amber Finney, advanced the Company $10,000 as a related party loan. During November 2016, a member of Ms. Finney’s family advanced the Company an additional $10,000. During January 2017, Ms. Finney advanced the Company an additional $5,000. During May 2017, a related party advanced the Company an additional $10,000. The proceeds for these loans were used for working capital. As of June 30, 2017 and June 30, 2016, there are related party loans totaling $35,000 and $65,899 respectively. These advances are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 4 PROVISION FOR INCOME TAXES

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

The provision for refundable federal income tax consists of the following for the 12 months ending:

	June 30, 2017	June 30, 2016
Federal income tax benefit attributable to:
Net operating loss	$28,123	$64,730
Less, valuation allowance	(28,123)	(64,730)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% on the net deferred tax amount is as follows:

	June 30, 2017	June 30, 2016
Deferred tax attributed:
Deferred tax benefits	$6,492,002	$6,463,879
Less valuation allowance	(6,492,002)	(6,463,879)
Net Deferred Tax Asset	$-	$-

At June 30, 2017 and 2016, the Company had a net operating loss ("NOL's") carry forward in the amount of $19,094,124 and $19,011,410, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company has not filed its federal tax returns since inception and therefore, the NOL's will not be available to offset future taxable income until the tax returns are filed with the respective federal tax authorities.

A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2017 and 2016 is summarized below.

	2017	2016

Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0%	34.0%

NOTE 5 EQUITY TRANSACTIONS

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

On September 19, 2016, the shareholders of Company approved the sale of 2,271,429 shares of the Company’s common stock for $0.0220 per share for an aggregate of $50,000 to Amber Finney, the Company’s president. The shares were issued to Ms. Finney on November 2, 2016.

On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to the Company’s former president, William Drury, to partially settle the $50,000 common stock obligation discussed in Note 3. The shares were valued at $.224 per share or $3,200.

As of June 30, 2017 there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,000 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 6 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2017 up through the date these financial statements were available for issuance. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2017.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2017, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Amber Joy Finney, our President and Chief Officer, Treasurer and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Ms. Finney concluded that, as of June 30, 2017, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Secretary, Treasurer and sole Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2017.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of June 30, 2017 are as follows:

Name	Age	Positions and Offices

Amber Joy Finney	38	President and Chief Executive Officer, Secretary, Treasurer and director
William Drury	54	Secretary

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

AMBER JOY FINNEY

Ms. Finney has served as our President and Chief Executive Officer, Secretary, Treasurer and director since September 28, 2016. From October 2012 until December 2016, Ms. Finney served as President of VoiceFlix, a Seattle-area based advertising and marketing company, which she had founded.  In 2004, Ms. Finney obtained a BA degree from The Evergreen State College.  Ms. Finney’s experience in advertising, marketing and sales led to our conclusion that Ms. Finney should be serving as a member of our board of directors in light of our business and structure.

WILLIAM DRURY

Mr. Drury has served as our secretary since February 19, 2013. Mr. Drury also served as our Treasurer and sole director from February 19, 2013, until September 28, 2016, and also served as our President from July 31, 2015 until September 28, 2016. Mr. Drury also serves as President and sole Director of Century Gold Ventures Inc. Mr. Drury has over 16 years of executive level experience in a wide range of disciplines. Mr. Drury is President at General 3D Corp. Previously, Mr. Drury served as President of Quantum Genomics Corp., an international biochemical development business based in Paris, France. Mr. Drury has also served as Director of Production and Content Services at NewSight Corp., a software and hardware company that invents, manufactures, markets and sells auto stereoscopic LCD and Plasma displays and content. Prior to his time at NewSight, Mr. Drury was the Vice President of Production at VRex, a stereoscopic visualization technology company. At VRex, Mr. Drury designed, constructed, and staffed one of the first full time true 3D stereoscopic production facilities in the world, creating content for clients, such as, the United States Army, Merck, Merrill Lynch, and Pfizer. At VRex Mr. Drury’s work was instrumental in the sale of VRex to the Malaysian Government for inclusion in their Cyber Jaya Technology Park. Mr. Drury holds degrees from Boston University and Baruch College. Mr. Drury is also member of the boards of directors of Quantum Genomics Corporation, ICN Corporation and Global Oxygen Development Corp.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, none of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended June 30, 2017, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended June 30, 2017 and 2015:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal year ended as indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total ($)
Amber Joy Finney (1)	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

William Drury (2)	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

___________

(1)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.

(2)	Appointed Secretary on February 19, 2013. Appointed President on July 31, 2015, appointed Treasurer and director on February 19, 2013, and resigned as President, Treasurer and director September 28, 2016.

None of our directors have received monetary compensation since our inception through June 30, 2017. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of June 30, 2017:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Amber Joy Finney (1)	0	0	0	0	0	0	0
William Drury (2)	0	0	0	0	0	0	0

__________

(1)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.

(2)	Appointed Secretary on February 19, 2013. Appointed President on July 31, 2015, appointed Treasurer and director on February 19, 2013, and resigned as President, Treasurer and director September 28, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 30, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,400,048 shares of our common stock issued and outstanding as of October 11, 2017. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (6)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Amber Joy Finney (2)	2,271,426	51.6%
Common Stock	William Drury (3)	681,434	15.4%
Common Stock	Jean Jacques Mariani (4)	342,859	7.7%
All directors and executive officers as a group (2 persons)		2,952,860	67.1%

__________

(1)	As of October 10, 2017, we had 2,114,286 shares of common stock outstanding.
(2)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.
(3)	Appointed Secretary on February 19, 2013. Appointed President on July 31, 2015, appointed Treasurer and director on February 19, 2013, and resigned as President, Treasurer and director September 28, 2016. 85,717 shares held by Wicawibe LLC, and 595,717 shares held by Gain Delight Trading Ltd.
(5)	Unless otherwise noted, the address of each person listed is c/o Lash, Inc., 297 President Street, Brooklyn, New York 11231.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended June 30, 2017 and 2016, the total fees charged to the company for audit services, including quarterly reviews were $15,000 and $5,500, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Amendment (3)
3.1.4	Certificate of Amendment (4)
3.1.5	Certificate of Change
3.2.1	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

____________

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-176939), filed with the Commission on September 21, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on October 15, 2013.
(3)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on January 31, 2017.
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2016 (File No. 000-54838), filed with the Commission on February 1, 2017.

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

LASH, INC.
(Name of Registrant)

Date: October 16, 2017	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)

