Form 10-Q
period 2017-09-30
Lash, Inc.
filed 2017-11-15
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, there were 4,400,000 shares of common stock, $0.001 par value per share, outstanding.

LASH, INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Lash, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, other factors over which we have little or no control, the exercise of the approximately 51.6% control the Company’s sole officer and director holds of the Company’s voting securities, and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LASH, INC.
(Formerly known as Cassidy Ventures, Inc.)
Balance Sheets

	September 30, 2017	June 30, 2017
	(Unaudited)
Assets
Current assets:
Cash	$1,192	$2,350
Total current assets	1,192	2,350

Total Assets	$1,192	$2,350

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$26,286	$27,707
Accrued expenses-related party	-	-
Accrued expenses	46,571	42,857
Related party loans	41,000	35,000
Total current liabilities	113,857	105,564

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of September 30, 2017 and June 30, 2017	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,000 issued and outstanding as of September 30, 2017 and June 30, 2016	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	2,625	2,310
Accumulated deficit	(19,103,890)	(19,094,124)
Total stockholders' deficiency	(112,665)	(103,214)

Total Liabilities and Stockholders' Deficiency	$1,192	$2,350

The accompanying notes are an integral part of these financial statements.

LASH, INC.
Statements of Operations (Unaudited)

	For the Three Months Ended
	September 30, 2017	September 30, 2016

Operating expenses:
Consulting Fee Expense	$-	$44,000
Professional fees	5,660	3,283
General and administrative expenses	392	1,010
Total operating expenses	6,052	48,293

Net operating income (loss)	(6,052)	(48,293)

Other income (expense):
Other expense	(3,714)	-
Total Other income (expense)	(3,714)	-

Loss before provision for taxes	(9,766)	(48,293)

Provision for income taxes	-	-

Net income (loss)	$(9,766)	$(48,293)

Basic and diluted income (loss) per share	$(0.00)	$(0.02)

Weighted average number of common
shares outstanding - basic and diluted	4,400,000	2,114,286

The accompanying notes are an integral part of these financial statements.

LASH, INC.
Statements of Cash Flow (Unaudited)

	For the Three Months Ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities:
Net income (loss)	$(9,766)	$(48,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	315	-
Fair value adjustment for shares issued from settlement agreement (Note 3)	3,714	-
Changes in operating assets and liabilities:
Accounts payable	(1,421)	(1,707)
Accrued expenses	-	50,000
Net cash used in operating activities	(7,158)	-

Cash flows from financing activities
Proceeds from related party advances	6,000	10,000
Proceed from stock subscription	-	50,000
Net cash provided by financing activities	6,000	60,000

Net increase (decrease) in cash	(1,158)	60,000
Cash - beginning of the year	2,350	-
Cash - end of the year	$1,192	$60,000

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Stock Compensation	$315	$-
Settlement agreement with former president (Note 3)	$-	$(624,900)

The accompanying notes are an integral part of these financial statements.

Lash, Inc.

(Formerly known as Cassidy Ventures, Inc.)

Notes to Financial Statements

September 30, 2017

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Lash, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and its year-end is June 30. The Company’s principle executive office address is 297 President Street, Brooklyn, New York 11231.

The Company had previously acquired mineral properties located in the Thunder Bay mining district, Province of Ontario, Canada but never determined whether these properties contain reserves that are economically recoverable. As of June 30, 2015, we ceased our exploration operations in the Thunder Bay mining district due to a lack of funds, but maintained our plan as a mining exploration company, seeking other mining properties to explore and access for economic potential.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of the business, and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Certain information and disclosures included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended September 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 filed with the Securities and Exchange Commission on October 16, 2017.

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

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2017.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company also issues restricted stock to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment only if there is sufficient disincentive to ensure performance or (ii) the date at which the counterparty’s performance is complete. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $315 and -0- for the three months ended September 30, 2017 and 2016, respectively, in the accompanying statement of operations.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of September 30, 2017, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2016 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,103,890 at September 30, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC., 297 President Street, Brooklyn, NY 11231. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. Mr. Drury has not sold these shares as of September 30, 2017. For the three months September 30, 2017, approximately $3,714 of other expense has been recognized due to the marking of these shares to fair value subsequent to issuance. As a result of the settlement agreement, the Company wrote-off liabilities of $624,900 related to Mr. Drury to additional paid-in capital on the accompanying balance sheet during the year ended December 31, 2016.

The Company incurred consulting expense of -0- and $44,000 during the three months ended September 30, 2017 and 2016, respectively, pursuant to the consulting agreement which was terminated. The balance due was written-off during the three months ended September 30, 2016.

During September 2016, the new Company President, Amber Finney, advanced the Company $10,000 as a related party loan. During November 2016, a member of Ms. Finney’s family advanced the Company an additional $10,000. During January 2017, Ms. Finney advanced the Company an additional $5,000. During May 2017, a related party advanced the Company an additional $10,000. During September 2017, Ms. Finney advanced the Company an additional $6,000. The proceeds for these loans were used for working capital. As of September 30, 2017 and June 30, 2017, there are related party loans totaling $41,000 and $35,000 respectively. These advances are unsecured, due on demand and carry no interest or collateral.

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

As of September 30, 2017 there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,000 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 5 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2017 up through the date these financial statements were available for issuance. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Lash, Inc., a Nevada corporation (the “Company”), and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2016 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-54838; the “Form 10-K”), as filed with the Securities and Exchange Commission on October 16, 2017. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Results of Operations for the Three Months Ended September 30, 2017 and 2016

The Company has no revenues for the quarter ended September 30, 2017 and 2016.

Total expenses were $6,052 for the quarter ended September 30, 2017 as compared to $48,293 for the quarter ended September 30, 2016, a decrease of $42,241 or 87.4%. 0% of our total expenses for the quarter ended September 30, 2017 were attributed to consulting fee expense compared to 91.1% for the quarter ended September 30, 2016. Professional fees expense was $5,660 or 93.5% of the Company’s total expenses for the quarter ended September 30, 2017 and $3,283 or 6.7% of the Company’s total expenses for the quarter ended September 30, 2016. For the quarter ended September 30, 2017 and 2016, general and administrative expenses were $392 and $1,010 or 6.4% and 2.0% of the Company’s total expenses for the quarters ended September 30, 2017 and 2016, respectively.

Net income (loss) was net loss of $9,766 for the quarter ended September 30, 2017, compared to a net loss of $48,293 for the quarter ended September 30, 2016, a decrease of $38,527 or 79.7%. The decrease in net loss was the result of the Company’s decrease in its expenses for the quarter ended September 30, 2017 as compared to the quarter ended September 30, 2016.

Liquidity and Capital Resources

At September 30, 2017, we had a cash balance of $1,192 and current liabilities of 113,857. Our working capital balance at September 30, 2017, was $(112,665). We do not have sufficient cash on hand to fund our ongoing operational expenses at all. We will need to raise funds to locate a mining property and commence an exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

As at September 30, 2017, our total assets were $1,192. Total assets were comprised solely of current assets.

As at September 30, 2017, our current liabilities were $113,857 and stockholders’ equity was a deficit of $112,665.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $7,158 and $0 for the three months ended September 30, 2017 and 2016, respectively.

Cash Flows from Financing Activities

For the three months ended September 30, 2017 and 2016, net cash flows used in financing activities was $6,000 and $60,000, respectively.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2017.

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

LASH, INC.
(Name of Registrant)

Date: November 15, 2017	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

