Form 10-Q
period 2017-12-31
Lash, Inc.
filed 2018-02-21
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 16, 2018, there were 4,400,000 shares of common stock, $0.001 par value per share, outstanding.

LASH, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LASH, INC.

(Formerly known as Cassidy Ventures, Inc.)

Balance Sheets

	December 31, 2017	June 30, 2017
	(Unaudited)
Assets
Current assets:
Cash	$17,414	$2,350
Total current assets	17,414	2,350

Total Assets	$17,414	$2,350

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$28,547	$27,707
Accrued expenses	46,571	42,857
Related party loans	61,000	35,000
Total current liabilities	136,118	105,564

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of December 31, 2017 and June 30, 2017	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,000 issued and outstanding as of December 31, 2017 and June 30, 2017	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	2,975	2,310
Accumulated deficit	(19,110,279)	(19,094,124)
Total stockholders' deficiency	(118,704)	(103,214)

Total Liabilities and Stockholders' Deficiency	$17,414	$2,350

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-70 reverse stock split, which was effective in February 2017.

LASH, INC.
Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Operating expenses:
Consulting Fee Expense	$-	$-	$-	$44,000
Professional fees	5,793	14,645	11,453	17,928
General and administrative expenses	596	2,496	988	3,505
Total operating expenses	6,389	17,141	12,441	65,433

Net operating income (loss)	(6,389)	(17,141)	(12,441)	(65,433)

Other income (expense):
Other expense	-	-	(3,714)	-
Total Other income (expense)	-	-	(3,714)	-

Loss before provision for taxes	(6,389)	(17,141)	(16,155)	(65,433)

Provision for income taxes	-	-	-	-

Net income (loss)	$(6,389)	$(17,141)	$(16,155)	$(65,433)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	4,400,000	3,581,522	4,400,000	2,847,904

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-70 reverse stock split, which was effective in February 2017.

LASH, INC.
Statements of Cash Flow (Unaudited)

	For the Six Months Ended
	December 31, 2017	December 31, 2016

Cash flows from operating activities:
Net income (loss)	$(16,155)	$(65,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	665	4,425
Fair value adjustment for shares issued from settlement agreement (Note 3)	3,714	-
Changes in operating assets and liabilities:
Accounts payable	840	(52,172)
Accrued expenses	-	46,800
Net cash used in operating activities	(10,936)	(66,380)

Cash flows from financing activities
Proceeds from related party advances	26,000	20,000
Proceed from stock subscription	-	50,000
Net cash provided by financing activities	26,000	70,000

Net increase (decrease) in cash	15,064	3,620
Cash - beginning of the year	2,350	-
Cash - end of the year	$17,414	$3,620

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Stock Compensation	$665	$4,425
Settlement agreement with former president (Note 3)	$-	$(624,900)

The accompanying notes are an integral part of these financial statements.

Lash, Inc.

(Formerly known as Cassidy Ventures, Inc.)

Notes to Financial Statements (Unaudited)

December 31, 2017

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

The results for the three and six months ended December 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 filed with the Securities and Exchange Commission on October 16, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2017.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company also issues restricted stock to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment only if there is sufficient disincentive to ensure performance or (ii) the date at which the counterparty’s performance is complete. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $350 and $1,225 for the three months ended December 31, 2017 and 2016, respectively, and $665 and $1,225 for the six months ended December 31, 2017 and 2016, respectively, in the accompanying statement of operations.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of December 31, 2017, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2016 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,110,279 at December 31, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The original effective date of this guidance for public entities was for annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), to defer the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. We do not anticipate early adoption, and are currently evaluating the impact on our financial statements once we commence generating revenue upon the adoption of this guidance.

NOTE 3 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC., 297 President Street, Brooklyn, NY 11231. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. Mr. Drury has not sold these shares as of December 31, 2017. For the three and six months December 31, 2017, approximately $3,714 of other expense has been recognized due to the marking of these shares to fair value subsequent to issuance. As a result of the settlement agreement, the Company wrote-off liabilities of $624,900 related to Mr. Drury to additional paid-in capital on the accompanying balance sheet during the three months ended September 30, 2016.

The Company incurred consulting expense of -0- during the three months ended December 31, 2017 and 2016, and -0- and $44,000 during the six months ended December 31, 2017 and 2016, respectively, pursuant to the consulting agreement which was terminated. The balance due was written-off during the three months ended September 30, 2016.

During September 2016, the new Company President, Amber Finney, advanced the Company $10,000 as a related party loan. During November 2016, a member of Ms. Finney’s family advanced the Company an additional $10,000. During January 2017, Ms. Finney advanced the Company an additional $5,000. During May 2017, a related party advanced the Company an additional $10,000. During September 2017, Ms. Finney advanced the Company an additional $6,000. During November 2017, Ms. Finney advanced the Company an additional $20,000. The proceeds for these loans were used for working capital. As of December 31, 2017 and June 30, 2017, there are related party loans totaling $61,000 and $35,000 respectively. These advances are unsecured, due on demand and carry no interest or collateral.

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

As of December 31, 2017 there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,000 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 5 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2017 up through the date these financial statements were available for issuance. During this period, the Company did not have any material recognizable subsequent events.

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

Results of Operations for the Three and Six Months Ended December 31, 2017 and 2016

The Company had no revenues for the three and six months ended September 30, 2017 and 2016.

Total expenses were $6,389 for the three months ended December 31, 2017 as compared to $17,141 for the three months ended December 31, 2016, a decrease of $10,752, or 62.8%. Professional fees expense was $5,793 or 90.6% of the Company’s total expenses for the three months ended December 31, 2017, and $14,645, or 85.4% of the Company’s total expenses for the three months ended December 31, 2016. For the three months ended December 31, 2017 and 2016, general and administrative expenses were $596 and $2,496, or 9.3% and 14.5%, of the Company’s total expenses for the quarters ended December 31, 2017 and 2016, respectively.

Total expenses were $12,441 for the six months ended December 31, 2017, as compared to $65,443 for the six months ended December 31, 2016, a decrease of $55,002, or 80.9%. Consulting fee expense was $0 for the six months ended December 31, 2017, as compared to $44,000 for the six months ended December 31, 2016, a decrease of $44,000, or 100%. Professional fees expense was $11,453 or 92.0% of the Company’s total expenses for the three months ended December 31, 2017, and $17,928, or 27.3% of the Company’s total expenses for the six months ended December 31, 2016. For the six months ended December 31, 2017 and 2016, general and administrative expenses were $988 and $3,505, or 7.1% and 5.3%, of the Company’s total expenses for the six months ended September 30, 2017 and 2016, respectively.

Net income (loss) was net loss of $6,389 for the three months ended December 31, 2017, compared to a net loss of $17,141 for the three months ended December 31, 2016, a decrease of $10,752 or 62.7%. The decrease in net loss was the result of the Company’s decrease in its expenses for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016.

Net income (loss) was net loss of $16,155 for the six months ended December 31, 2017, compared to a net loss of $65,433 for the six months ended December 31, 2016, a decrease of $49,278 or 75.3%. The decrease in net loss was primarily the result of the Company’s decrease in its consulting expense, a secondarily a decrease in its professional fees, for the six months ended December 31, 2017 as compared to the three months ended December 31, 2016.

Liquidity and Capital Resources

At December 31, 2017, we had a cash balance of $17,414 and current liabilities of $136,118. Our working capital balance at December 31, 2017, was $(118,704). We do not have sufficient cash on hand to fund our ongoing operational expenses at all. We will need to raise funds to locate a mining property and commence an exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

As at December 31, 2017, our total assets were $17,414. Total assets were comprised solely of current assets.

As at December 31, 2017, our current liabilities were $136,118 and stockholders’ equity was a deficit of $118,704.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $10,936 and $66,380 for the six months ended December 31, 2017 and 2016, respectively.

Cash Flows from Financing Activities

For the six months ended December 31, 2017 and 2016, net cash flows provided by financing activities was $26,000 and $70,000, respectively.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2017.

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

____________

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-176939), filed with the Commission on September 21, 2011.

(2) Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on October 15, 2013.

(3) Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on January 31, 2017.

(4) Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-54838) for the fiscal quarter ended September 30, 2016 (File No. 000-54838), filed with the Commission on February 1, 2017.

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

LASH, INC.
(Name of Registrant)

Date: February 21, 2018	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

