Form 10-K
period 2018-06-30
Artisan Consumer Goods, Inc.
filed 2018-10-11
CIK 1530425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

Commission File No. 000-54838

ARTISAN CONSUMER GOODS, INC.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At December 31, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $347,314. On October 10, 2018, there were 4,400,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

ARTISAN CONSUMER GOODS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Artisan Consumer Goods, Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

All references in this Form 10-K to the “Company”, “Artisan Consumer Goods, Inc.”, “we”, “us,” or “our” are to Artisan Consumer Goods, Inc.

PART I

ITEM 1. BUSINESS

Organization within the last five years.

On September 14, 2009, the Company was incorporated under the laws of the State of Nevada. Until the date of filing of this Annual Report on Form 10-K, we were engaged in the business of acquisition, exploration and development of natural resource properties. On April 17, 2018, under the laws of the State of Nevada, we changed our name from “Lash, Inc.” to “Artisan Consumer Goods, Inc.” On October 19, 2016, under the laws of the State of Nevada, we changed our name from “Cassidy Ventures Inc.” to “Lash, Inc.”

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

As of June 30, 2018, we were authorized to issue 500,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of “blank check” preferred stock, par vale $0.001 per share.

We have never earned any revenues.

Our independent auditor has issued an audit opinion which includes a statement raising substantial doubt as to our ability to continue as a going concern.

Our Business – and Immediate Need for Financing

We are in the business of branding, creating, sourcing and distributing artisan consumer packaged goods. The Company’s administrative offices are located at 297 President Street, Brooklyn, New  York 11231. We do not conduct any operations at such address. The  Company is looking for principal office space, appropriate for the Company’s stage of development, in Gold  Bar, Washington.

We require minimum funding of $87,300 for the next twelve months in order to implement our plan of business.  After a twelve month period we may require additional financing. If we do  not generate sufficient revenue, we may need a minimum of $21,825 additional funds to meet SEC filing requirements.  Amber Finney, our President  and  sole  director, has  agreed to loan the Company funds. However, she has no firm commitment, arrangement or legal obligation to advance or  loan  funds  to the  Company. If  we do  not  generate sufficient revenue and Ms. Finney does not loan the Company funds, we intend to raise these additional funds through private debt or equity financing. We  have  not  commenced any activities to raise these funds. We cannot  provide any assurance  that we will successfully raise this additional funding. We have no revenues and have incurred losses since inception.

In the event the Company is able to raise $87,300 in financing (or increments of 25%, 50% or 75% of $87,300), the Company plans to use the funds as follows:

Prospective Gross Proceeds Needed	$21,825	$43,650	$65,475	$87,300

Independent Contractor Professional Fees	-	-	4,500	6,000
Advertising	-	2,500	7,500	10,000
Logo and brand identity design	-	2,500	4,500	7,500
Trademarking Expenses	-	2,000	3,000	4,500
Print Design and Production	-	1,500	4,475	7,500
Websites / eCommerce Development	4,125	5,000	5,000	7,500
Product Ingredients and Packaging	-	4,500	8,500	15,000
Product Storage		1,500	1,500	2,000
Office Rent	-	2,400	2,400	2,400
Office Software and Equipment	-	1,500	2,000	2,500
Offices Expenses		600	1,750	1,750
Telephone and Mobile Services		750	1,450	1,450
EDGAR expenses	-	1,200	1,200	1,500
Accounting	4,200	4,200	4,200	4,200
Auditor	5,500	5,500	5,500	5,500
Legal Services	4,500	4,500	4,500	4,500
Transfer Agent	3,500	3,500	3,500	3,500
Totals	$21,825	$43,650	$65,475	$87,300

Initial Focus of our Business

The company’s initial focus will be on achieving growth through aggressive product development and commercialization. Our long-term objective is to build a diverse portfolio of artisan consumer packaged brands. To meet this objective, the Company is currently engaging in concept development and analysis. We plan to begin production, market testing and commercialization of our brands as soon as we obtain financing.

The Company’s corporate website is planned to reside at ArtisanConsumerGoods.com. We have registered additional domains for certain products, however, we may choose not to use those domains pending market testing and other go-to-market strategy inputs.

We expect that the development and testing phase will take eight months to complete. We anticipate that it will take a further fourth months to see our products for sale online.

Consumer packaged goods (“CPG”), also sometimes classified as fast-moving consumer products, “FMCP,” are a category of goods consumed frequently by consumers. This category consists of goods that typically are replaced often (as compared to durable goods, which are used for extended periods of time). Examples of CPGs are personal hygiene, packaged food and drinks, clothing, makeup, tobacco, alcoholic beverages, and household cleaning products.

Artisan goods are by definition, made in a traditional or non-mechanized way using high-quality ingredients and are especially one that involves making things by hand.

Artisan goods are created using time tested techniques that have been passed down from craftsperson to craftsperson.

Often made in smaller quantities or “small batch,” we believe that today’s consumers have a desire, for higher quality, socially conscious, environmentally friendly, organic, table to table goods. We seek out the creation of products that are made in the artisan tradition and facilitates the making, marketing, packaging, and delivery of these products. We plan to focus on consumer driven packaging, delivery, and service.

Our Products and Services

We plan to launch the Company with diverse product lines that address high-value consumer segments within our target audience.  Some of our planned products are as follows:

Salish Seasons

SalishSeasons.com

We plan on assembling a sampling of indigenous Salish flavors and spices. These spices will be packaged  for  individual sale and as a “pantry starter  gift  pack”  that is bundled with a spice rack. Indigenous Salish flavors are those that existed in the traditional harvest zone of the  American Indian nations who inhabited the Northwest U.S.A. and Southwest Canada during the ingredients. They are gathered, grown, ground fresh, and packaged for sale in  the Pacific Northwest.

Heirloom Grove

Heirloomgrove.com

Our Heirloom Grove brand is planned to include sauces, jams,  compotes,  and  other  canned fruit products sourced from organic, world-renowned orchards and groves of Washington state. Product packaging and social media promotion of Heirloom Grove will connect consumers with real artisans and farmers and their communities. The stories behind the brand will highlight the fair trade practices of these farmers and artisans, in a stark and refreshing contrast to the practices of large-scale megafarms and agriculture conglomerates.

Carefully Cooked

CarefullyCooked.com

We plan on developing a line of carefully produced and  gourmet pantry starter foods.  We envision these soups and baking mixes to be hand-crafted in small batches, using superior cooking methods and high-quality ingredients. Patience and attention to detail is what Carefully Cooked is all about. This product line will feature jarred artisan soups and boxed baking mixes of classic, timeless “comfort food” flavors such as French Onion, Lobster Bisque, and Creamy Oyster Stew.

Herb Infused Coconut Oil

(HerbInfusedCoconutoil.com, HerbCoconutoil.com, Coconutoilrefined.com)

Enjoy all the benefits of coconut oil without the coconut flavor. Our  herb-infused, flavorless, and refined liquid coconut oils are a healthy alternative  to  traditional  cooking oils,  oil-based marinades and  dressings. Naturally rich in medium chain triglycerides (“MCTs”) or medium chain fatty acids, our oils are more easily digested  and  processedin  the  liver  than other fats. We believe that MCTs fuel the brain and body while creating a thermogenic effect, aiding in caloric burn. As a favorite feature of ketogenic diets, we believe that MTCs make it much easier to get into and stay in ketosis.

Environmentally Safe, High-end Cleaning  Products

Our line of “earth-conscious” cleaning products offer artisan craftsmanship in  an  innovative package that is easy to transport, simple to use, and safe to store.  Our distinctively fragranced, expert-crafted products are free of harsh chemicals such as ammonia,  bleach, dyes, formaldehyde, parabens,  & phthalates. Artisan Consumer Goods cleaning products are designed for the health and safety of our planet and its inhabitants.

Quinoa Pilaf

PilafQuinoa.com

Seasoned Quinoa dishes combine nutrition, convenience, and taste. Pairing  the  freshest high-quality seasonings, organic dried bone broths, vegetables, and nuts. With ethically-sourced, pre-washed, and delicious alternative to plain Quinoa, Artisan  Consumer Goods takes the guesswork and time out of including this super seed into your  diet.  Native to western South America, protein  and fiber  rich  Quinoa  has  been  consumed for  over 4,000 years, and is  known today  as  an “ancient grain.” In fact, Quinoa is not a grain but a seed that provides 5 more grams of fiber and double the protein of  rice, with a delightful crunch and a subtle nutty flavor. Sample Quinoa Pilaf flavors may  include: Vegetable Medley, Mushroom, Shallot, Parmesan, Mediterranean, and Tomato Basil.

The Market

Consumer packaged goods (“CPG”), also sometimes classified as fast-moving consumer products, are a category of goods consumed often by households and individuals. This category consists of goods that are replaced regularly, as compared to durable goods, like appliances or automobiles, which are used over longer periods of  time).  Some basic examples of CPGs are food and beverages, clothing, tobacco, and household products.

CPGs are intended to be used quickly and are often sold at a relatively low cost.  As the name implies, they usually come in some form of packaging that can be displayed on the shelves of retail businesses.

Cosmetics are an example of a consumer packaged good. Like most CPGs, they typically have a limited shelf life; the product deteriorates over time or  if exposed  to  temperature fluctuations. Sold in individual packages at fairly low prices, cosmetics like lipsticks, foundation, blush and eyeshadow are used daily, requiring frequent replenishment.

Prospective Buyers of our Products

Our products will appeal to consumers who, when shopping for goods, seek additional emotional, psychological, or practical benefits, and are willing to pay for those benefits. April 2015 research from Deloitte found that consumers will pay premiums of between 19% and 33% for products with benefits such as:

•	easier to use, carry, or store;
•	healthier version of a product;
•	the option to customize or personalize;
•	“craft” versions of food and beverages;
•	a new, innovative product; and
•	an improved version of an existing product.[1]
___________________

1 http://www2.deloitte.com/content/dam/Deloitte/us/Documents/consumer-business/us-cb-2015-america n-pantry-study.pdf.

Our target consumers have higher-than-average discretionary incomes, but are focused on value when selecting products to purchase. They are loyal to brands with which they feel an emotional, or even an ideological, connection. When they evaluate premium-priced products, they consider the opinions of peers and trusted experts.  They also endeavor to know the story behind the brand, and the journey the product took, from raw materials to the store shelf.

Geographic Market Growth

Our research has found that a thoughtful approach to geographic  market selection will be an important element to the execution of our business plan.  For example, in the United States, the overall compound annual growth rate (“CAGR”) of beer consumption is 1.1%. But many metropolitan markets  (predominantly  in the  South  and  West) are seeing CAGR greater  than 2%, with a handful of markets (like Prescott, Arizona) seeing CAGRs of over 3%.2

The variance in  geographic market growth rates will play a central role in our go-to-market approach. For  example, we will leverage geo-targeting capabilities of our online marketing vendors to ensure our marketing dollars are spent in growing markets with  expanding populations of our target consumers.

Nature of Competition

The CPG market is highly competitive. This is primarily due to low consumer switching costs, and relatively low barriers to entry for suppliers.  In 2016, there were 21,435 new product introductions in  the  food  and  beverage market in the U.S. This figure nearly doubles the quantity of new food and beverage product introductions in 1998, according to Mintel’s Global New Product Database (“GNPD”).3

In recent years, there has been a macro trend of small-to-midsize CPG companies taking share from large players.  These large players lacked the incentive and the know-how to pursue market opportunities that did not meet certain thresholds for scalable revenue growth.

April 2016 research  from  Information Resources Inc. and Boston Consulting Group found that “U.S. sales of consumer packaged goods in 2015 rose by 3.1 percent, to $670 billion, a pace last achieved in 2012. It also found that small companies (less than  $1 billion in sales) and midsized companies ($1 billion to $5 billion) accounted for 46.4 percent of  total  CPG sales, a 0.5  percentage-point gain since 2014, and 2.7 percentage point gain since 2011. That translates into a more than $18 billion shift in market share [from 2011 through 2015].”4

This success of smaller CPG firms at the expense of their larger rivals has not gone unnoticed. Many of  the established incumbents have begun to invest in, or acquire outright, their smaller competitors.

Market Size

The global market for consumer packaged goods is projected to grow from $8 trillion in 2014 to $14 trillion in 2025.5 The North American packaged foods market is projected to grow from $416.9 billion in 2014 to $440.3 billion in 2019.6 Although overall growth  in  recent  years  has  been  relatively  slow  in  North America, significant growth exists in certain product categories, geographies, and distribution channels (or combinations of these).

_________________

2 http://www.mckinsey.com/industries/consumer-packaged-goods/our-insights/three-myths-about-growth -in-consumer-packaged-goods

3 http://www.ers.usda.gov/topics/food-markets-prices/processing-marketing/new-products/

4 http://www.iriworldwide.com/IRI/media/IRI-POV-Growth-Leaders.pdf

5 http://www.mckinsey.com/industries/consumer-packaged-goods/our-insights/three-myths-about-growth

6 http://www.slideshare.net/BloombergLP/consumergoods-slidesharefinal

We have not found any authoritative market sizing estimates for the artisan food category. We believe this is due to both category nascence and the lack of commonly-accepted industry definitions.

Competition

The level of competition in the artisan consumer packaged goods is extremely high.  Many of our established competitors have developed a brand following which would make our potential customers prefer their products over ours. Economies of scale would make it easier for our larger established competitors to negotiate price discounts with their suppliers, which would leave us at a disadvantage. The principal competitive factors in our industry are public taste and diet, pricing and quality of food. We will be in a market where we compete with many domestic and international companies offering similar food products. We will be in direct competition with them. Many large companies will be able to provide their products through established distribution channels. Many of these companies may have a greater, more established customer base than we do. We will likely lose business to such companies. Also, many of these companies will be able to afford to offer better prices for similar food products as ours, which may also cause us to lose business. We foresee to continue to face challenges from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

The Company has not yet entered the market and has no market penetration to date. The Company is aware of the following businesses, which may compete in the artisan consumer packaged goods business:

Bai Brands, LLC http://www.drinkbai.com/

Bai Brands, LLC is focused solely on the  specialty beverage  market.  It  was  founded in 2009 and sold to Dr. Pepper Snapple Group in  November  2016  for  $1.7 billion.  It continues to operate as a wholly-owned subsidiary of Dr. Pepper Snapple Group.

KIND  Snacks http://www.kindsnacks.com/

KIND is a private company founded in 2004.  In November 2017, it completed its first round of funding,  led  by  Mars.  In  2016,  KIND was  granted permission from the FDA to resume using the word “healthy” on  it’s product packaging; one year earlier, the FDA had evaluated KIND’s products as below the “healthy” nutritional threshold).

WhiteWave Foods http://www.whitewave.com/

Acquired by French conglomerate Danone in 2017 for $12.5B USD, the WhiteWave Foods Company engages in the manufacture,  marketing,  distribution, and sale of plant-based foods and beverages, coffee creamers and beverages, and dairy products in North America and Europe. We believe ACG differs from these competitors in two primary ways:

•	We believe our “online-first, telesales-second” distribution method will ultimately prove more efficient than resource-intensive “feet on the street” methods traditionally used in the CPG industry; and
•	We are building product diversification into our business model from inception. Diversification allows us to test a wider range of consumer markets.

We believe the combination of  diversification and efficient distribution will allow ACG  to rapidly test our way into (or out of) new consumer markets, and operate more nimbly than our competition. We believe this ultimately will translate into greater shareholder value over time.

Marketing

Branding and Packaging

Because ACG is a purveyor of premium artisan products, manifestations of the brand will create and reinforce the consumer’s perception of quality, integrity and trustworthiness. We will communicate these positive brand attributes to consumers through:

•	Products that work as advertised;
•	High integrity in how we do business with consumers, retailers, and suppliers; and
•	Engaging and inviting packaging that reminds consumers of our focus on artisans.

Below are some examples of how our packaging will support consumer perceptions of quality, integrity and trustworthiness:

•	Use of matte finish versus gloss on paper and cardboard;
•	Use of packaging methods that demonstrate a human was involved in the assembly of the package;
•	Limited use of dyes and other packaging elements that are adverse to the environment;
•	Clever and engaging copy writing; and
•	Hand-written batch numbers and expiration dates.

Go-To-Market Phase One: Online Distribution

Phase One of our go-to-market will  focus exclusively on establishing online distribution for our products.  We will offer our products through leading consumer e-Commerce platforms and promote them through digital advertising and social media channels.

Paid Media

Initially, we will concentrate our online marketing dollars on  a  small  number of U.S. metropolitan areas with high densities of our target customers.  As we grow our  customer base, we will append our purchase data with additional demographic information, which we will sourced from third party consumer data firms.  Analyzing these enriched data sets will help us answer two key go-to-market questions:

•	Which metropolitan areas contain sufficiently high concentrations of “look-alikes” (e.g., consumers with similar demographic profiles to our customer base) to make these metro areas attractive targets for marketing investment.; and
•	Within the markets we are currently targeting, where (e.g., at the ZIP/postal code or neighborhood level) should we focus our brick-and-mortar distribution efforts in Phase Two?

Earned Media

Connecting with our  consumers through social  media will be an important element of our business growth strategy. According to a recent study, approximately 71% of consumers who have had a good social media service  experience with a brand are likely to recommend it to others.7 Another study of 1,000 consumers found that approximately 48% want to purchase from brands that are responsive to their customers on social media.8

For example every time  we ship in order  to Los Angeles, we should include a slip with the order encouraging the purchaser to share their purchase with local specific hashtags, such as hashtag Los Angeles Artisan Foods.

_______________________

7 http://www.getambassador.com/blog/social-customer-service-infographic

8 http://www.socialmediaexaminer.com/how-consumers-respond-to-brands-on-social-media-new-research/

Go-To-Market Phase Two: Brick and Mortar

Phase Two of our go-to-market involves the following components:

Retail Store Targeting

We will leverage our third-party-enriched purchase data to create detailed demographic profiles of our customers (e.g., household  income, age, discretionary spending) and their look-alikes within the markets we are currently targeting through online advertising.

Within the geographies we are targeting with ad spend, we will then identify concentrations (e.g., cities, ZIP/postal codes, and neighborhoods) of our customers and their demographic look-alikes.

We will then use third-party data sources to build target lists of retail locations in proximity to  our customers ( and/or  their  demographic “look-alikes”) within markets currently targeted through online advertising.

Finally, we will enable our telesales function to provide high-level insights to their retail distributors on how our products are selling, and  what  other  products our  high-value customers may be looking for when shopping for consumer staples.

Sales

Our company will focus on the distribution of small-batch consumer goods through direct-to-consumer channels and high-end brick-and-mortar retail locations.

We expect revenue to come principally from three sources:

Revenue derived from direct-to-consumer channels

During Phase One of our go-to-market, we will sell through leading direct-to-consumer platforms such as Amazon.com and other platforms that  reach  our  target  audience.  We  will support the eCommerce channels with paid and earned (i.e., social) media.

Revenue derived from brick-and-mortar channels

Using insights from  our  direct-to-consumer  efforts in Phase One, Phase Two will involve deployment of  a centrally managed telesales, which will be responsible for:

•	Signing up new retailers - introductory call, market and consumer insight, business case, initial/trial order placement;
•	Onboarding new retailers - setting up ACG in retailer’s procurement process, setting up retailer in ACG order management process, training retailer on placing and receiving orders.; and
•	Ongoing account management - helping existing retailers optimize sales of existing SKUs, introduce new SKUs, delivering market-level insights, and expanding the relationship (e.g., adding new store locations.

Revenue derived from emerging artisan products companies

Once we  have  established the ACG  brand, built our manufacturing hub, and created a network of online and offline distributors, we expect to become a launching platform for emerging artisan products. These firms will pay ACG upfront fees for access to our manufacturing hub and distributor network, and consultations on go-to-market  strategy.Subsequent product sales will also be subject to revenue sharing agreement.

Patents, trademarks, licenses, franchise restrictions and contractual obligations & concessions.

We have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. We are planning to develop our website and intend to protect its contents by registering for appropriate copyright and trademark protection where our management deems such registration necessary or beneficial. We have not conducted any independent searches or other inquiry into patents or other intellectual property which may be owned by others and which may constrain our business plan, nor have we received independent opinions of counsel on such matters. Beyond our trade name, we do not hold any other intellectual property rights.

Compliance with Government Regulation

The FDA regulates all food and cosmetic product for sale for interstate commerce. We  plan  on complying with all regulations set  forth  by  all  governmental authorities and regulatory bodies for which we are responsible. We do not currently plan on registering an FDA facility and instead are planning on renting already registered. We do not currently plan on offering meat, poultry or egg products which would require regulation from the USDA.

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that government regulation will have a material impact on the way we conduct our business, however, any government regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results.

Research and Development Activities and Costs

We have not incurred any research and development costs to date. We have plans to undertake certain research and development activities during the first 12 months following the date of this prospectus related to the development of our website.

Employees and Employment Agreements

Amber Finney, our President and a director, is our sole employee, and she currently works full time on Company matters. We have no agreement with Ms. Finney regarding her performance of duties for the Company. William Drury, our Secretary, serves solely in his capacity as Secretary and does not work on day-to-day Company operations.

Insurance

We do not maintain  any  insurance and  do not  intend  to  maintain  insurance in the future. Because  we  do  not  have  any  insurance, if  we  are  made a  party of a legal action, we may  not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Facilities

We currently do not rent any real property or offices. Our current administrative business address is 297 President Street, Brooklyn, New  York 11231. We do not conduct any operations at such address. The  Company is looking for principal office space, appropriate for the Company’s stage of development, in Gold  Bar, Washington.

ITEM 1A.  RISK FACTORS

RISKS RELATING TO OUR COMPANY

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended June 30, 2018, were prepared assuming that we will continue our operations as a going concern. We were incorporated on September 14, 2009, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

There is uncertainty regarding our ability to continue as a going concern, indicating the possibility that we may be required to curtail or discontinue our operations in the future. If we discontinue our operations, you may lose all of your investment.

We have incurred an accumulated deficit of $(19,117,905) from our inception on September 14, 2009, to June 30, 2018, and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any substantive revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. We anticipate that our current cash assets will be extinguished by December 31, 2018. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

We are in an early stage of development. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

We were incorporated on September 14, 2009. Our website, which we intend to be our sole vehicle for generating revenues, is incomplete. We have few customers, and we have not earned any revenues to date. Our business prospects are difficult to predict because of our limited operating history, early stage of development, and unproven business strategy. Our primary business activities will be focused on the development, marketing and sales of artisan consumer packaged goods. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

We expect to suffer losses in the immediate future that may cause us to curtail or discontinue our operations.

We expect to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of our social networking website and our business operations, generally. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will almost certainly fail.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to generate future operating revenues depends in part on whether we can obtain the financing necessary to implement our business plan. We will likely require additional financing through the issuance of debt and/or equity in order to establish profitable operations, and such financing may not be forthcoming. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue or if there is no investor appetite to finance our specific business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

If our estimates related to future expenditures are erroneous or inaccurate, our business will fail and you could lose your entire investment.

Our success is dependent in part upon the accuracy of our management’s estimates of our future cost expenditures for legal and accounting services (including those we expect to incur as a publicly reporting company), for website marketing and development expenses, and for administrative expenses, which management estimates to be approximately between $25,000 and $45,000 over the next twelve months. If such estimates are erroneous or inaccurate, or if we encounter unforeseen costs, we may not be able to carry out our business plan, which could result in the failure of our business and the loss of your entire investment.

Any significant disruption in our website presence or services could result in a loss of customers.

Our plans call for our customers to access our service through our website. Our reputation and ability to attract, retain and serve our customers will be dependent upon the reliable performance of our website, network infrastructure and fulfillment processes (how we deliver services purchased by our customers). Prolonged or frequent interruptions in any of these systems could make our website unavailable or unusable, which could diminish the overall attractiveness of our subscription service to existing and potential customers.

Our servers will likely be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations and loss, misuse or theft of data. It is likely that our website will periodically experience directed attacks intended to cause a disruption in service, which is not uncommon for web-based businesses. Any attempts by hackers to disrupt our website service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Any significant disruption to our website or internal computer systems could result in a loss of subscribers and adversely affect our business and results of operations.

We are in a competitive market which could impact our ability to gain market share which could harm our financial performance.

The business of artisan consumer packaged goods is very competitive. Barriers to entry are relatively low, and we face competitive pressures from numerous companies that have existed and been successful in this general market space for many years. There are a number of successful businesses operated by proven companies that offer artisan consumer packaged goods, such as we do, which may prevent us from gaining enough market share to become successful. These competitors have existing customers that may form a large part of our targeted client base, and such clients may be hesitant to switch over from already established competitors to our service. If we cannot gain enough market share, our business and our financial performance will be adversely affected.

We are a small company with limited resources relative to our competitors and we may not be able to compete effectively.

The artisan consumer packaged goods businesses of our competitors have longer operating histories, greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors will have greater credibility with our potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their services than we may be able to devote to our services. Therefore, we may not be able to compete effectively and our business may fail.

The loss of the services of our President and sole director, Amber Finney, or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our business and sell our services.

The development of our artisan consumer packaged goods business will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our Amber Finney, who is developing our business, and on our ability to identify and retain competent consultants and employees with the skills required to execute our business objectives. The loss of the services of either Ms. Finney or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our website and sell our services, which could adversely affect our financial results and impair our growth.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our actual or perceived failure to comply with such obligations could harm our business.

We receive, store and process personal information and other user data, including credit card information for certain users. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies such as TRUSTe). It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or negative publicity and could cause our users and advertisers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties with whom we work, such as advertisers, vendors or developers, violate applicable laws or our policies, such violations may also put our users’ information at risk and could have an adverse effect on our business.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and abroad, including laws regarding data retention, privacy, distribution of user-generated content and consumer protection, that are frequently evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection and other matters that may be applicable to our business. It is also likely that if our business grows and evolves and our solutions are used in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products or features, which would negatively affect our business. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred to prevent or mitigate this potential liability could also harm our business and operating results.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

We incur costs associated with SEC reporting compliance, which may significantly affect our financial condition.

The Company made the decision to become an SEC “reporting company” in order to comply with applicable laws and regulations. We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys’ fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $25,000 per year. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31.

After, and if ever, we are no longer an “emerging growth company,” we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of the Sarbanes-Oxley Act.

RISKS ASSOCIATED WITH OUR SECURITIES

There is no liquidity and no established public market for our common stock and it may be difficult to sell your shares.

Although our shares of common stock are quoted on the OTC Pink tier of the OTC Markets Group Inc. under the symbol “ARRT”, there has been little trading market for our securities and a meaningful public market may never develop, or, if any meaningful market does develop, it may not be sustained. There can be no assurance that any meaningful market for our stock will develop for our common stock.

Our common stock is subject to the “penny stock” rules of the sec and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock constitute “penny stock”. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance 500,000,000 shares of common stock and 25,000,000 shares of “blank check” preferred stock.  As of the date of this prospectus, the Company had 4,400,000 shares of common stock, and no shares of preferred stock, issued and outstanding. Accordingly, we may issue up to an additional 595,600,000 shares of common stock and 25,000,000 shares of preferred stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our insiders beneficially own a significant portion of our stock, and accordingly, may have control over stockholder matters, our business and management.

As of the date of this prospectus, our officers and directors beneficially own 2,952,860 shares of our common stock in the aggregate, or 67.1% of our issued and outstanding shares of common stock. Amber Finney alone holds 2,271,426 shares, or 51.6%, of our issued and outstanding common stock. Therefore, our officers and directors will have, and Ms. Finney, alone, has, significant influence to:

•	Elect or defeat the election of our directors;
•	Amend or prevent amendment of our articles of incorporation or bylaws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors may not be able to effect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management.

In addition, sales of significant amounts of shares held by our officers and directors, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

The Company does not intend to seek registration or qualification of its shares of common stock the subject of this offering in any State or territory of the United States.  Aside from a “secondary trading” exemption, other exemptions under state law and the laws of US territories may be available to purchasers of the shares of our common stock.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company.

Though not now, in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:

(i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Stockholders may never be able to sell shares when desired.  Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our current business address is 297 President Street, Brooklyn, New York 11231. We do not conduct any operations at that address. Our telephone number is (206) 517-7141.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “ARRT”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets Group. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	CLOSING BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended September 30, 2018	$0.80	$0.51
Three Months Ended June 30, 2018	$2.00	$0.24
Three Months Ended March 31, 2018	$0.24	$0.24
Three Months Ended December 31, 2017	$0.20	$0.60
Three Months Ended September 30, 2017	$0.24	$0.24
Three Months Ended June 30, 2017	$0.50	$0.50
Three Months Ended March 31, 2017	$0.20	$0.50
Three Months Ended December 31, 2016	$0.20	$0.60
Three Months Ended September 30, 2016	$5.59	$0.14

HOLDERS

As of June 30, 2018, the Company had 4,400,000 shares of common stock issued and outstanding, and we had approximately 28 holders of record of our common stock.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2018.

ITEM 6.  SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since September 14, 2009 (inception).

For the year ended June 30, 2018, we incurred $28,067 in operating expenses, which were comprised $24,424 in professional fees and $3,643 in general and administrative expenses.

For the year ended June 30, 2017, we incurred $86,657 in operating expenses, which were comprised of $44,000 in consulting fee expense, $37,511 in professional fees and $5,146 in general and administrative expenses.

The following table provides selected financial data about our company for the years ended June 30, 2018 and 2017.

Balance Sheet Data	June 30, 2018	June 30, 2017
Cash and Cash Equivalents	$5,813	$2,350
Total Assets	$5,813	$2,350
Total Liabilities	$131,793	$105,564
Shareholders’ Deficit	$(125,980)	$(103,214)

GOING CONCERN

Artisan Consumer Goods, Inc. is an exploration stage company and currently has limited operations. Our independent auditor has issued an audit opinion for Artisan Consumer Goods, Inc. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2018 was $5,813 with $131,793 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $112,300. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at June 30, 2018, our total assets were $5,813. Total assets were comprised solely of cash.

As at June 30, 2018, our current liabilities were $131,793 and stockholders’ deficiency was $(1254,980).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $(22,537) and $(82,650) for the fiscal years ended June 30, 2018 and 2017, respectively.

Cash Flows from Financing Activities

For the fiscal years ended June 30, 2018 and 2017, net cash flows provided by financing activities was $26,000 and $35,000, respectively from related party cash advances and $50,000 from a stock subscription in 2017.

PLAN OF OPERATION

Our plan of operation for the twelve months after the date of filing of this Annual Report on Form 10-K is as follows:

Planned milestones for the first three months after filing of this Annual Report on Form 10-K

•	Conduct formal analysis of the new products’ viability;
•	Launch corporate website at artisanconsumergoods.com;
•	Complete logo designs for our products;
•	Apply for trademark protection for brand names, logos, and product names;
•	Select food production facility;
•	Review schedule and modify scope as required; and
•	Identify and assess regulatory issues.

Planned milestones for between three and six months after filing of this Annual Report on Form 10-K

•	Complete packaging designs for initial products;
•	Test and refine recipes for product formulations;
•	Complete margin analysis based on completed formulations;
•	Obtain product UPC codes;
•	Develop marketing content for online distribution;
•	Apply to be Amazon partner;
•	Evaluate additional online distribution partners;
•	Review schedule and modify scope as required; and
•	Identify and assess regulatory issues.

Planned milestones for between six and nine months after filing of this Annual Report on Form 10-K

•	Complete initial batches of market-ready products;
•	Start production manufacturing operations;
•	Test and document order and fulfillment processes;
•	Review schedule and modify scope as required; and
•	Identify and assess regulatory issues.

Planned milestones for between nine and twelve months after filing of this Annual Report on Form 10-K

•	Test geo-targeted online advertising in initial geographies;
•	Test social media promotion within targeted geographies to support product sales;
•	Review schedule and modify scope as required; and
•	Identify and assess regulatory issues.

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

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Artisan Consumer Goods, Inc.

(Formerly known as Lash, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Artisan Consumer Goods, Inc. as of June 30, 2018 and 2017 and the related statements of operations, changes in stockholder’s equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, the results of its operations and its cash flows, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2016.

Seattle, Washington

September 24, 2018

ARTISAN CONSUMER GOODS, INC.

(Formerly known as Lash Inc.)

Balance Sheets

	June 30, 2018	June 30, 2017
Assets
Current assets:
Cash	$5,813	$2,350
Total current assets	5,813	2,350

Total Assets	$5,813	$2,350

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$32,222	$27,707
Accrued expenses	38,571	42,857
Related party loans	61,000	35,000
Total current liabilities	131,793	105,564

Commitments and contingencies

Stockholders' deficiency:

Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of June 30, 2018 and June 30, 2017	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,000 issued and outstanding as of June 30, 2018 and June 30, 2017	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	3,325	2,310
Accumulated deficit	(19,117,905)	(19,094,124)
Total stockholders' deficiency	(125,980)	(103,214)

Total Liabilities and Stockholders' Deficiency	$5,813	$2,350

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-70 reverse stock split, which was effective in February 2017.

ARTISAN CONSUMER GOODS, INC.

(Formerly known as Lash Inc.)

Statements of Operations

	For the Years Ended
	June 30, 2018	June 30, 2017
Operating expenses:
Consulting Fee Expense	$-	$44,000
Professional fees	24,424	37,511
General and administrative expenses	3,643	5,146
Total operating expenses	28,067	86,657

Net operating income (loss)	(28,067)	(86,657)

Other income (expense):
Other income	4,286	3,943
Total Other income (expense)	4,286	3,943

Net income (loss)	$(23,781)	$(82,714)

Basic and diluted income (loss) per share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	4,400,000	3,617,573

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-70 reverse stock split, which was effective in February 2017.

ARTISAN CONSUMER GOODS, INC.

Statement of Changes in Stockholders' Deficiency

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock To Be	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficiency
Balance at June 30, 2016	2,114,286	$2,114	-	$-	$18,308,386	$-	$(19,011,410)	$(700,910)

Issuance of common stock for settlement agreement	14,286	14			3,186			3,200
Issuance of common stock for stock subscription	2,271,428	2,272			47,728			50,000
Settlement for former officer					624,900			624,900
Common Stock to be issued						2,310		2,310
Net loss						-	(82,714)	(82,714)

Balance at June 30, 2017	4,400,000	$4,400	-	$-	$18,984,200	$2,310	$(19,094,124)	$(103,214)

Common Stock to be issued						1,015		1,015
Net loss						-	(23,781)	(23,781)

Balance at June 30, 2018	4,400,000	$4,400	-	$-	$18,984,200	$3,325	$(19,117,905)	$(125,980)

The accompanying notes are an integral part of these financial statements.

The common stock issued and outstanding for the financial statements presented have been retroactively adjusted to reflect the 1-for-70 reverse stock split, which was effective in February 2017.

ARTISAN CONSUMER GOODS, INC.

(Formerly known as Lash Inc.)

Statements of Cash Flow (Unaudited)

	For the Years Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income (loss)	$(23,781)	$(82,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,015	5,510
Fair value adjustment for shares issued from settlement agreement (Note 3)	4,286	3,943
Changes in operating assets and liabilities:
Accounts payable	4,515	(48,303)
Accrued expenses	(8,572)	38,914
Net cash used in operating activities	(22,537)	(82,650)

Cash flows from financing activities
Proceeds from related party advances	26,000	35,000
Proceed from stock subscription	-	50,000
Net cash provided by financing activities	26,000	85,000

Net increase (decrease) in cash	3,463	2,350
Cash - beginning of the year	2,350	-
Cash - end of the year	$5,813	$2,350

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Stock Compensation	$1,015	$5,510
Settlement agreement with former president (Note 3)	$-	$(624,900)

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.

(Formerly known as Lash, Inc.)

Notes to Financial Statements (Unaudited)

June 30, 2018

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (US GAAP).

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2018.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company also issues restricted stock to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment only if there is sufficient disincentive to ensure performance or (ii) the date at which the counterparty’s performance is complete. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $1,015 and $2,310 for the years ended June 30, 2018 and 2017, respectively.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of June 30, 2018, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2017 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,117,905 at June 30, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial statements.

NOTE 3 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC., 297 President Street, Brooklyn, NY 11231. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. Mr. Drury has not sold these shares as of June 30, 2018. For the years ended June 30, 2018 and 2017, $4,286 and $3,943, respectively, of other income has been recognized due to the marking of these shares to fair value subsequent to issuance. As a result of the settlement agreement, the Company wrote-off liabilities of $624,900 related to Mr. Drury to additional paid-in capital on the accompanying balance sheet during the three months ended September 30, 2016.

The Company incurred consulting expense of -0- and $44,000 during the years ended June 30, 2018 and 2017, respectively, pursuant to the consulting agreement which was terminated. The balance due was written-off during the three months ended September 30, 2016.

During September 2016, the new Company President, Amber Finney, advanced the Company $10,000 as a related party loan. During November 2016, a member of Ms. Finney’s family advanced the Company an additional $10,000. During January 2017, Ms. Finney advanced the Company an additional $5,000. During May 2017, a related party advanced the Company an additional $10,000. During September 2017, Ms. Finney advanced the Company an additional $6,000. During November 2017, Ms. Finney advanced the Company an additional $20,000. The proceeds for these loans were used for working capital. As of June 30, 2018 and 2017, there are related party loans totaling $61,000 and $35,000, respectively. These advances are unsecured, due on demand and carry no interest or collateral.

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

The provision for refundable federal income tax consists of the following for the 12 months ending:

	June 30, 2018	June 30, 2017
Federal income tax benefit attributable to:
Net operating loss	$4,994	$28,123
Less, valuation allowance	(4,994)	(28,123)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 21% and 34% on the net deferred tax amount is as follows:

	June 30, 2018	June 30, 2017
Deferred tax attributed:
Deferred tax benefits	$4,014,760	$6,492,002
Less valuation allowance	(4,014,760)	(6,492,002)
Net Deferred Tax Asset	$-	$-

At June 30, 2018 and 2017, the Company had a net operating loss ("NOL's") carry forward in the amount of $19,117,905 and $19,094,124, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company has not filed its federal tax returns since inception and therefore, the NOL's will not be available to offset future taxable income until the tax returns are filed with the respective federal tax authorities.

A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2018 and 2017 is summarized below.

	2018	2017

Federal statutory rate	(21.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	21.0%	34.0%

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

As of June 30, 2018 there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,000 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 6 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2018 up through the date these financial statements were available for issuance. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2018.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2018, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Amber Joy Finney, our President and Chief Officer, Treasurer and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Ms. Finney concluded that, as of June 30, 2018, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Secretary, Treasurer and sole Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2018.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of June 30, 2018 are as follows:

Name	Age	Positions and Offices

Amber Joy Finney	40	President and Chief Executive Officer, Secretary, Treasurer and director
William Drury	55	Secretary

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended June 30, 2018, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended June 30, 2018 and 2017:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal year ended as indicated:

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total($)
Amber Joy Finney (1)	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

William Drury (2)	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

_____________

(1)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.
(2)	Appointed Secretary on February 19, 2013. Appointed President on July 31, 2015, appointed Treasurer and director on February 19, 2013, and resigned as President, Treasurer and director September 28, 2016.

None of our directors have received monetary compensation since our inception through June 30, 2018. We currently do not pay any compensation to our directors serving on our board of directors.

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

The following table sets forth director compensation as of June 30, 2018:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Amber Joy Finney (1)	0	0	0	0	0	0	0
William Drury (2)	0	0	0	0	0	0	0

_____________

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 30, 2018, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,400,048 shares of our common stock issued and outstanding as of October 11, 2018. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (6)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Amber Joy Finney (2)	2,271,426	51.6%
Common Stock	William Drury (3)	681,434	15.4%
Common Stock	Jean Jacques Mariani (4)	342,859	7.7%
All directors and executive officers as a group (2 persons)		2,952,860	67.1%

_____________

(1)	As of October 10, 2017, we had 4,400,000 shares of common stock outstanding.
(2)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.
(3)	Appointed Secretary on February 19, 2013. Appointed President on July 31, 2015, appointed Treasurer and director on February 19, 2013, and resigned as President, Treasurer and director September 28, 2016. 85,717 shares held by Wicawibe LLC, and 595,717 shares held by Gain Delight Trading Ltd.
(5)	Unless otherwise noted, the address of each person listed is c/o Artisan Consumer Goods, Inc., 297 President Street, Brooklyn, New York 11231.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended June 30, 2018 and 2017, the total fees charged to the company for audit services, including quarterly reviews were $9,350 and 15,000, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Amendment (3)
3.1.4	Certificate of Amendment (4)
3.1.5	Certificate of Change (5)
3.1.6	Certificate of Amendment (6)
3.2.1	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-176939), filed with the Commission on September 21, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on October 15, 2013.
(3)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on January 31, 2017.
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2016 (File No. 000-54838), filed with the Commission on February 1, 2017.
(5)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on October 16, 2017.
(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54838), filed with the Commission on May 23, 2018.

____________

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: October 11, 2018	By:	/s/ Amber Joy Finney
Name: Amber Joy Finney
Title: President and Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)

