Form 10-Q
period 2018-09-30
Artisan Consumer Goods, Inc.
filed 2018-11-09
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 7, 2018, there were 4,400,000 shares of common stock, $0.001 par value per share, outstanding.

ARTISAN CONSUMER GOODS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Artisan Consumer Goods, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things to product demand, market and customer acceptance, competition, pricing, the exercise of the control over us by Amber Joy Finney, the Company’s sole officer and director and majority shareholder, and development difficulties, as well as general industry and market conditions and growth rates and general economic conditions; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARTISAN CONSUMER GOODS, INC.
(Formerly known as Lash Inc.)
Balance Sheets

	September 30, 2018	June 30, 2018
	(Unaudited)
Assets
Current assets:
Cash	$2,463	$5,813
Total current assets	2,463	5,813

Total Assets	$2,463	$5,813

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$34,320	$32,222
Accrued expenses	42,714	38,571
Related party loans	61,000	61,000
Total current liabilities	138,034	131,793

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of September 30, 2018 and June 30, 2018	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,000 issued and outstanding as of September 30, 2018 and June 30, 2018	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	3,553	3,325
Accumulated deficit	(19,127,724)	(19,117,905)
Total stockholders' deficiency	(135,571)	(125,980)

Total Liabilities and Stockholders' Deficiency	$2,463	$5,813

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
(Formerly known as Lash Inc.)
Statements of Operations (Unaudited)

	For the Three Months Ended
	September 30, 2018	September 30, 2017

Operating expenses:
Professional fees	$5,338	$5,660
General and administrative expenses	338	392
Total operating expenses	5,676	6,052

Net operating income (loss)	(5,676)	(6,052)

Other income (expense):
Other income	(4,143)	(3,714)
Total Other income (expense)	(4,143)	(3,714)

Net income (loss)	$(9,819)	$(9,766)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	4,400,000	4,400,000

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
(Formerly known as Lash Inc.)
Statements of Cash Flow (Unaudited)

	For the Three Months Ended
	September 30, 2018	September 30, 2017

Cash flows from operating activities:
Net income (loss)	$(9,819)	$(9,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	228	315
Fair value adjustment for shares issued from settlement agreement (Note 3)	4,286	3,714
Changes in operating assets and liabilities:
Accounts payable	2,098	(1,421)
Accrued expenses	(143)	-
Net cash used in operating activities	(3,350)	(7,158)

Cash flows from financing activities
Proceeds from related party advances	-	6,000
Net cash provided by financing activities	-	6,000

Net increase (decrease) in cash	(3,350)	(1,158)
Cash - beginning of the year	5,813	2,350
Cash - end of the year	$2,463	$1,192

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Stock Compensation	$228	$315

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.

(Formerly known as Lash, Inc.)

Notes to Financial Statements (Unaudited)

September 30, 2018

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Artisan Consumer Group, Inc. (formerly known as Lash, Inc.) (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and its year-end is June 30. The Company’s principle executive office address is 297 President Street, Brooklyn, New York 11231.

The Company had previously acquired mineral properties located in the Thunder Bay mining district, Province of Ontario, Canada but never determined whether these properties contain reserves that are economically recoverable. As of June 30, 2015, we ceased our exploration operations in the Thunder Bay mining district due to a lack of funds. As of December 31, 2018 the Company ceased pursing all mining exploration. The Company is currently in the business of branding, creating, sourcing and distributing artisan consumer packaged goods.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2018.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company also issues restricted stock to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment only if there is sufficient disincentive to ensure performance or (ii) the date at which the counterparty’s performance is complete. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $228 and $315 for the three months ended September 30, 2018 and 2017, respectively.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of September 30, 2018, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2017 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,127,724 at September 30, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

NOTE 3 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC., 297 President Street, Brooklyn, NY 11231. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. Mr. Drury has not sold these shares as of September 30, 2018. For the three months ended September 30, 2018 and 2017, $4,143 and $3,714, respectively, of other expense has been recognized due to the marking of these shares to fair value subsequent to issuance. As a result of the settlement agreement, the Company wrote-off liabilities of $624,900 related to Mr. Drury to additional paid-in capital on the accompanying balance sheet during the three months ended September 30, 2016.

During September 2016, the new Company President, Amber Finney, advanced the Company $10,000 as a related party loan. During November 2016, a member of Ms. Finney’s family advanced the Company an additional $10,000. During January 2017, Ms. Finney advanced the Company an additional $5,000. During May 2017, a related party advanced the Company an additional $10,000. During September 2017, Ms. Finney advanced the Company an additional $6,000. During November 2017, Ms. Finney advanced the Company an additional $20,000. The proceeds for these loans were used for working capital. As of September 30, 2018 and June 30, 2018, there are related party loans totaling $61,000. These advances are unsecured, due on demand and carry no interest or collateral.

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

As of September 30, 2018 there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,000 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 5 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2018 up through the date these financial statements were available for issuance. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Artisan Consumer Goods, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2018 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-54838; the “Form 10-K”), as filed with the Securities and Exchange Commission on October 11, 2018. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

The Company was incorporated in the State of Nevada on September 14, 2009, and has established a fiscal year end of June 30.

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

PLAN OF OPERATION

Our plan of operation for the following twelve months is as follows:

Planned milestones for the first three months after filing of this Quarterly Report on Form 10-Q

•	Conduct formal analysis of the new products’ viability;
•	Launch corporate website at artisanconsumergoods.com;
•	Complete logo designs for our products;
•	Apply for trademark protection for brand names, logos, and product names;
•	Select food production facility;
•	Review schedule and modify scope as required; and
•	Identify and assess regulatory issues.

Planned milestones for between three and six months after filing of this Quarterly Report on Form 10-Q

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

Planned milestones for between six and nine months after filing of this Quarterly Report on Form 10-Q

•	Complete initial batches of market-ready products;
•	Start production manufacturing operations;
•	Test and document order and fulfillment processes;
•	Review schedule and modify scope as required; and
•	Identify and assess regulatory issues.

Planned milestones for between nine and twelve months after filing of this Quarterly Report on Form 10-Q

•	Test geo-targeted online advertising in initial geographies;
•	Test social media promotion within targeted geographies to support product sales;
•	Review schedule and modify scope as required; and
•	Identify and assess regulatory issues.

We must raise at least $87,300 to commence our plan of operation, described above, and fund our ongoing operational expenses. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue our operations. Management believes that if we are successful in raising $87,300, we will be able to generate sales revenue within the following twelve months thereof. However, if such financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising at least $87,300 through a private placement, we will then have to seek additional funds through debt financing, which would be highly difficult for a new, development stage business to obtain. Therefore, the Company is highly dependent upon the success of an anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with little in the way of operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. If and when these funds are obtained, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations and as a result, investors in our common stock would lose all of their investment.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

The Company had no revenues for the three months ended September 30, 2018 and 2017.

For the three-month period ended September 30, 2018, we incurred total operating expenses of $5,676, consisting of professional fees of $5,338 and general and administrative expenses of $338. This is similar to the three-month period ended September 30, 2017, where operating total expenses were $6,052, consisting of $5,660 of professional fees and $392 of general and administrative expenses.

Net income (loss) was a net loss of $9,819 for the three months ended September 30, 2018, compared to a similar net loss of $9,766 for the three months ended September 30, 2017.

Liquidity and Capital Resources

At September 30, 2018, we had a cash balance of $2,463 and current liabilities of 138,034. Our working capital balance at September 30, 2018, was $(135,571). We do not have sufficient cash on hand to fund our ongoing operational expenses at all. We will need to raise at least $87,300 to commence our plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or a debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

As at September 30, 2018, our total assets were $2,463. Total assets were comprised solely of current assets.

As at September 30, 2018, our current liabilities were $138,034 and stockholders’ deficiency was $(135,571).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $3,350 and $7,158 for the three months ended September 30, 2018 and 2017, respectively.

Cash Flows from Financing Activities

For the three months ended September 30, 2018 and 2017, net cash flows provided by financing activities was $0 and $6,000, respectively.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2018.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: November 9, 2018	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

