Form 10-Q
period 2019-03-31
Artisan Consumer Goods, Inc.
filed 2019-05-20
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 15, 2019, there were 4,400,048 shares of common stock, $0.001 par value per share, outstanding.

ARTISAN CONSUMER GOODS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARTISAN CONSUMER GOODS, INC.
(Formerly known as Lash Inc.)
Balance Sheets

	March 31, 2019	June 30, 2018
	(Unaudited)
Assets
Current assets:
Cash	$95	$5,813
Inventory	497	-
Total current assets	592	5,813

Total Assets	$592	$5,813

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$36,118	$32,222
Accrued expenses	42,714	38,571
Related party loans	68,497	61,000
Total current liabilities	147,329	131,793

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of March 31, 2019 and June 30, 2018	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of March 31, 2019 and June 30, 2018	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	29,438	3,325
Accumulated deficit	(19,164,775)	(19,117,905)
Total stockholders' deficiency	(146,737)	(125,980)

Total Liabilities and Stockholders' Deficiency	$592	$5,813

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
(Formerly known as Lash Inc.)
Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Operating expenses:
Stock based compensation	$25,710	$175	$26,113	$840
Professional fees	4,210	4,942	$16,002	$16,395
General and administrative expenses	361	1,339	612	1,662
Total operating expenses	30,281	6,456	42,727	18,897

Net operating income (loss)	(30,281)	(6,456)	(42,727)	(18,897)

Other income (expense):
Other income	-	-	(4,143)	(3,714)
Total Other income (expense)	-	-	(4,143)	(3,714)

Net income (loss)	$(30,281)	$(6,456)	$(46,870)	$(22,611)

Basic and diluted income (loss) per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	4,400,048	4,400,048	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC. (Formerly known as Lash Inc.)
Statement of Changes in Stockholders' Deficiency

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	To Be Issued	Deficit	Deficiency

Balance at June 30, 2017	4,400,048	$4,400	-	$-	$18,984,200	$2,310	$(19,094,124)	$(103,214)

Common Stock to be issued						315		315
Net loss							(9,766)	(9,766)

Balance at September 30, 2017 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$2,625	$(19,103,890)	$(112,665)

Common Stock to be issued						350		350
Net loss							(6,389)	(6,389)

Balance at December 31, 2017 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$2,975	$(19,110,279)	$(118,704)

Common Stock to be issued						175		175
Net loss							(6,456)	(6,456)

Balance at March 31, 2018 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$3,150	$(19,116,735)	$(124,985)

Common Stock to be issued						175		175
Net loss							(1,170)	(1,170)

Balance at June 30, 2018	4,400,048	$4,400	-	$-	$18,984,200	$3,325	$(19,117,905)	$(125,980)

Common Stock to be issued						228		228
Net loss							(9,819)	(9,819)

Balance at September 30, 2018 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$3,553	$(19,127,724)	$(135,572)

Common Stock to be issued						175		175
Net loss							(6,770)	(6,770)

Balance at December 31, 2018 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$3,728	$(19,134,494)	$(142,167)

Common Stock to be issued						25,710		25,710
Net loss							(30,281)	(30,281)

Balance at March 31, 2019 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$29,438	$(19,164,775)	$(146,737)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
(Formerly known as Lash Inc.)
Statements of Cash Flow (Unaudited)

	For the Nine Months Ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities:
Net income (loss)	$(46,870)	$(22,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	26,113	840
Fair value adjustment for shares issued from settlement agreement (Note 3)	4,286	3,714
Changes in operating assets and liabilities:
Inventory	(497)	-
Accounts payable	3,896	3,135
Accrued expenses	(143)	-
Net cash used in operating activities	(13,215)	(14,922)

Cash flows from financing activities
Proceeds from related party advances	7,497	26,000
Net cash provided by financing activities	7,497	26,000

Net increase (decrease) in cash	(5,718)	11,078
Cash - beginning of the year	5,813	2,350
Cash - end of the year	$95	$13,428

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Stock Compensation	$26,113	$840

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.

(Formerly known as Lash, Inc.)

Notes to Financial Statements (Unaudited)

March 31, 2019

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Artisan Consumer Goods, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and its year-end is June 30. The Company’s principle executive office address is 297 President Street, Brooklyn, New York 11231.

The Company had previously acquired mineral properties located in the Thunder Bay mining district, Province of Ontario, Canada but never determined whether these properties contain reserves that are economically recoverable. As of June 30, 2015, the Company ceased our exploration operations in the Thunder Bay mining district due to a lack of funds. As of September 30, 2018, the Company ceased pursing all mining exploration. The Company is currently in the business of branding, creating, sourcing and distributing artisan consumer packaged goods.

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

The results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 filed with the Securities and Exchange Commission on October 11, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2019.

The Company maintains its cash balance at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market. The cost of inventory includes the cost of raw materials and freight. As of March 31, 2019, the Company had raw materials inventory of $497, with no allowance for obsolescence.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. After December 15, 2018, the scope of Topic 718, Compensation—Stock Compensation, was expanded to include share-based payments issued to nonemployees for goods and services. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $25,710 and $175 for the three months ended March 31, 2019 and 2018, respectively.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of March 31, 2019, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2018 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,164,775 at March 31, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

NOTE 3 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC., 297 President Street, Brooklyn, NY 11231. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. Mr. Drury has not sold these shares as of March 31, 2019. For the three months ended March 31, 2019 and 2018, $-0-, and for the nine months ended March 31, 2019 and 2018, $4,143 and $3,714, respectively, of other expense has been recognized due to the marking of these shares to fair value subsequent to issuance. As a result of the settlement agreement, the Company wrote-off liabilities of $624,900 related to Mr. Drury to additional paid-in capital on the accompanying balance sheet during the three months ended September 30, 2016.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $58,497 as a related party loan. During May 2017, a related party advanced the Company an additional $10,000. The proceeds for these loans were used for working capital. As of March 31, 2019 and June 30, 2018, there are related party loans totaling $68,497 and $61,000, respectively. These advances are unsecured, due on demand and carry no interest or collateral.

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

On January 15, 2019, a consultant was granted 50,000 unregistered shares of the Company’s common stock for various services to the Company. The shares were valued at $50,500 or $0.51 per share. As of March 31, 2019, the shares have not been issued to the consultant.

As of March 31, 2019, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,000 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 5 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2019 up through May 11, 2019. During this period, the Company did not have any material recognizable subsequent events.

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

Results of Operations for the Three Months and Nine Months Ended March 31, 2019 and 2018

The Company had no revenues for the three and nine months ended March 31, 2019 and 2018.

For the three-month period ended March 31, 2019, we incurred total operating expenses of $30,281, consisting of stock-based compensation of $25,710, professional fees of $4,210, and general and administrative expenses of $361. For the three-month period ended March 31, 2018, total operating expenses were $6,456, consisting of $175 of stock-based compensation, $4,942 of professional fees, and $1,339 of general and administrative expenses. The increase in expenses for the three-month period ended March 31, 2019 was due to stock-based compensation paid to a marketing advisor who rendered services to the Company.

Net income (loss) was a net loss of $30,281 for the three months ended March 31, 2019, compared to a net loss of $6,456 for the three months ended March 31, 2018.

For the nine-month period ended March 31, 2019, we incurred total operating expenses of $46,870, consisting of stock-based compensation of $26,113, professional fees of $16,002, and general and administrative expenses of $612. For the nine-month period ended March 31, 2018, total operating expenses were $18,897, consisting of $840 of stock-based compensation, $16,395 of professional fees, and $1,662 of general and administrative expenses. The increase in expenses for the nine-month period ended March 31, 2019 was due to stock-based compensation paid to a marketing advisor who rendered services to the Company.

Net income (loss) was a net loss of $46,870 for the nine months ended March 31, 2019, compared to a similar net loss of $22,611 for the nine months ended March 31, 2108.

Liquidity and Capital Resources

At March 31, 2019, we had a cash balance of $95 and current liabilities of 147,329. Our working capital balance at March 31, 2019, was $(146,737). We do not have sufficient cash on hand to fund our ongoing operational expenses at all. We will need to raise at least $87,300 to commence our plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or a debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

As at March 31, 2019, our total assets were $592, consisting of $95 of cash and $497 of our food products.

As at March 31, 2019, our current liabilities were $147,329 and stockholders’ deficiency was $(146,737).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $13,215 and $14,922 for the nine months ended March 31, 2019 and 2018, respectively.

Cash Flows from Financing Activities

For the nine months ended March 31, 2019 and 2018, net cash flows provided by financing activities was $7,497 and $26,000, respectively

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

All during the fiscal quarter ended March 31, 2019, we developed samples of our initial food products, designed numerous labels for use on packaging and obtained our initial inventory of sauces.

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

___________

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: May 17, 2019	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

