Form 10-K
period 2019-06-30
Artisan Consumer Goods, Inc.
filed 2019-10-22
CIK 1530425

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

__________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At December 31, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $910,739. On October 14, 2019, there were 4,400,048 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

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

As of June 30, 2019, we were authorized to issue 500,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of “blank check” preferred stock, par vale $0.001 per share.

We have never earned any revenues.

Our independent auditor has issued an audit opinion which includes a statement raising substantial doubt as to our ability to continue as a going concern.

Our Business – and Immediate Need for Financing

We are in the business of branding, creating, sourcing and distributing artisan consumer packaged goods. The Company’s administrative offices are located at 297 President Street, Brooklyn, New York 11231. We do not conduct any operations at such address. The Company is looking for principal office space, appropriate for the Company’s stage of development.

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

Our Products and Services

We plan to launch the Company with diverse product lines that address high-value consumer segments within our target audience. Some of our planned products are as follows:

Salish Seasons

SalishSeasons.com

We plan on assembling a sampling of indigenous Salish flavors and spices. These spices will be packaged for individual sale and as a ”pantry starter gift pack” that is bundled with a spice rack. Indigenous Salish flavors are those that existed in the traditional harvest zone of the American Indian nations who inhabited the Northwest U.S.A. and Southwest Canada during the ingredients. They are gathered, grown, ground fresh, and packaged for sale in the Pacific Northwest.

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

Carefully Cooked

CarefullyCooked.com

We plan on developing a line of carefully produced and gourmet pantry starter foods. We envision these soups and baking mixes to be hand-crafted in small batches, using superior cooking methods and high-quality ingredients. Patience and attention to detail is what Carefully Cooked is all about. This product line will feature jarred artisan soups and boxed baking mixes of classic, timeless ”comfort food” flavors such as French Onion, Lobster Bisque, and Creamy Oyster Stew.

Herb Infused Coconut Oil

(HerbInfusedCoconutoil.com, HerbCoconutoil.com, Coconutoilrefined.com)

Enjoy all the benefits of coconut oil without the coconut flavor. Our herb-infused, flavorless, and refined liquid coconut oils are a healthy alternative to traditional cooking oils, oil-based marinades and dressings. Naturally rich in medium chain triglycerides (”MCTs”) or medium chain fatty acids, our oils are more easily digested and processedin the liver than other fats. We believe that MCTs fuel the brain and body while creating a thermogenic effect, aiding in caloric burn. As a favorite feature of ketogenic diets, we believe that MTCs make it much easier to get into and stay in ketosis.

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

 __________________

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

April 2016 research from Information Resources Inc. and Boston Consulting Group found that ”U.S. sales of consumer packaged goods in 2015 rose by 3.1 percent, to $670 billion, a pace last achieved in 2012. It also found that small companies (less than $1 billion in sales) and midsized companies ($1 billion to $5 billion) accounted for 46.4 percent of total CPG sales, a 0.5 percentage-point gain since 2014, and 2.7 percentage point gain since 2011. That translates into a more than $18 billion shift in market share [from 2011 through 2015].”4

This success of smaller CPG firms at the expense of their larger rivals has not gone unnoticed. Many of the established incumbents have begun to invest in, or acquire outright, their smaller competitors.

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

KIND Snacks http://www.kindsnacks.com/

KIND is a private company founded in 2004. In November 2017, it completed its first round of funding, led by Mars. In 2016, KIND was granted permission from the FDA to resume using the word ”healthy” on its product packaging; one year earlier, the FDA had evaluated KIND’s products as below the ”healthy” nutritional threshold).

WhiteWave Foods http://www.whitewave.com/

Acquired by French conglomerate Danone in 2017 for $12.5B USD, the WhiteWave Foods Company engages in the manufacture, marketing, distribution, and sale of plant-based foods and beverages, coffee creamers and beverages, and dairy products in North America and Europe. We believe ACG differs from these competitors in two primary ways:

•

We believe our ”online-first, telesales-second” distribution method will ultimately prove more efficient than resource-intensive “feet on the street” methods traditionally used in the CPG industry; and

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

	CLOSING BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended September 30, 2019	$0.40	$0.40
Three Months Ended June 30, 2019	$0.40	$0.40
Three Months Ended March 31, 2019	$0.51	$0.51
Three Months Ended December 31, 2018	$0.51	$0.51
Three Months Ended September 30, 2018	$0.80	$0.51
Three Months Ended June 30, 2018	$2.00	$0.24
Three Months Ended March 31, 2018	$0.24	$0.24
Three Months Ended December 31, 2017	$0.20	$0.60
Three Months Ended September 30, 2017	$0.24	$0.24

HOLDERS

As of June 30, 2019, the Company had 4,400,048 shares of common stock issued and outstanding, and we had approximately 28 holders of record of our common stock.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2019.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since September 14, 2009 (inception).

For the year ended June 30, 2019, we incurred $46,890 in operating expenses, which were comprised of $26,358 of stock-based compensation, $19,692 in professional fees and $840 in general and administrative expenses.

For the year ended June 30, 2018, we incurred $28,067 in operating expenses, which were comprised of $1,015 of stock-based compensation, $24,424 in professional fees and $2,628 in general and administrative expenses.

The following table provides selected financial data about our company for the years ended June 30, 2019 and 2018.

Balance Sheet Data	June 30, 2019	June 30, 2018
Cash and Cash Equivalents	$423	$5,813
Total Assets	$423	$5,813
Total Liabilities	$152,650	$131,793
Shareholders’ Deficit	$(152,227)	$(125,980)

GOING CONCERN

Artisan Consumer Goods, Inc. is an exploration stage company and currently has limited operations. Our independent auditor has issued an audit opinion for Artisan Consumer Goods, Inc. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2019 was $423 with $152,650 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $112,300. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at June 30, 2019, our total assets were $423. Total assets were comprised solely of cash.

As at June 30, 2019, our current liabilities were $152,650 and stockholders’ deficiency was $(152,227).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $(17,310) and $(22,537) for the fiscal years ended June 30, 2019 and 2018, respectively.

Cash Flows from Financing Activities

For the fiscal years ended June 30, 2019 and 2018, net cash flows provided by financing activities was $11,497 and $26,000, respectively from related party cash advances.

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

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Artisan Consumer Goods, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Artisan Consumer Goods, Inc. as of June 30, 2019 and 2018 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, the results of its operations and its cash flows, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #1 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Seattle, Washington

October 11, 2019

ARTISAN CONSUMER GOODS, INC.
(Formerly known as Lash Inc.)
Balance Sheets

	June 30, 2019	June 30, 2018

Assets
Current assets:
Cash	$-	$5,813
Inventory	423	-
Total current assets	423	5,813

Total Assets	$423	$5,813

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$35,867	$32,222
Accrued expenses	44,286	38,571
Related party loans	72,497	61,000
Total current liabilities	152,650	131,793

Commitments and contingencies

Stockholders' deficiency:

Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of June 30, 2019 and 2018	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of June 30, 2019 and 2018	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	29,683	3,325
Accumulated deficit	(19,170,510)	(19,117,905)
Total stockholders' deficiency	(152,227)	(125,980)

Total Liabilities and Stockholders' Deficiency	$423	$5,813

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
(Formerly known as Lash Inc.)
Statements of Operations

	For the Years Ended
	June 30, 2019	June 30, 2018

Operating expenses:
Stock based compensation	$26,358	$1,015
Professional fees	19,692	$24,424
General and administrative expenses	840	2,628
Total operating expenses	46,890	28,067

Net operating income (loss)	(46,890)	(28,067)

Other income (expense):
Other income	(5,715)	4,286
Total Other income (expense)	(5,715)	4,286

Net income (loss)	$(52,605)	$(23,781)

Basic and diluted income (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statement of Changes in Stockholders' Deficiency

					Additional			Total
	Common Stock		Preferred Stock		Paid-In	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	To Be Issued	Deficit	Deficiency
Balance at June 30, 2017	4,400,048	$4,400	-	$-	$18,984,200	$2,310	$(19,094,124)	$(103,214)

Common Stock to be issued						1,015		1,015
Net loss							(23,781)	(23,781)

Balance at June 30, 2018	4,400,048	$4,400	-	$-	$18,984,200	$3,325	$(19,117,905)	$(125,980)

Common Stock to be issued						26,358		26,358
Net loss							(52,605)	(52,605)

Balance at June 30, 2019	4,400,048	$4,400	-	$-	$18,984,200	$29,683	$(19,170,510)	$(152,227)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
(Formerly known as Lash Inc.)
Statements of Cash Flow

	For the Years Ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net income (loss)	$(52,605)	$(23,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	26,358	1,015
Fair value adjustment for shares issued from settlement agreement (Note 3)	5,715	4,286
Changes in operating assets and liabilities:
Inventory	(423)	-
Accounts payable	3,645	4,515
Accrued expenses	-	(8,572)
Net cash used in operating activities	(17,310)	(22,537)

Cash flows from financing activities
Proceeds from related party advances	11,497	26,000
Net cash provided by financing activities	11,497	26,000

Net increase (decrease) in cash	(5,813)	3,463
Cash - beginning of the year	5,813	2,350
Cash - end of the year	$-	$5,813

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Stock Compensation	$26,358	$1,015

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.

(Formerly known as Lash, Inc.)

Notes to Financial Statements

June 30, 2019

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

Reclassification

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended June 30, 2019.

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

 Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2019.

The Company maintains its cash balance at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market. The cost of inventory includes the cost of raw materials and freight. As of June 30, 2019, the Company had raw materials inventory of $423, with no allowance for obsolescence.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. After December 15, 2018, the scope of Topic 718, Compensation—Stock Compensation, was expanded to include share-based payments issued to nonemployees for goods and services. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $26,358 and $1,015 for the years ended June 30, 2019 and 2018, respectively.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of June 30, 2019, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2018 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,170,510 at June 30, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

There have been no new accounting pronouncements during the year ended June 30, 2019 that we believe would have a material impact on our financial position or results of operations.

NOTE 3 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC., 297 President Street, Brooklyn, NY 11231. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. Mr. Drury has not sold these shares as of June 30, 2019. For the years ended June 30, 2019 and 2018, the Company recognized $5,715 & ($4,286), respectively, of other (income) expense due to the marking of these shares to fair value subsequent to issuance. As a result of the settlement agreement, the Company wrote-off liabilities of $624,900 related to Mr. Drury to additional paid-in capital on the accompanying balance sheet during the three months ended September 30, 2016.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $62,497 as a related party loan. During May 2017, a related party advanced the Company an additional $10,000. The proceeds for these loans were used for working capital. As of June 30, 2019 and 2018, there are related party loans totaling $72,497 and $61,000, respectively. These advances are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 4 PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The provision for refundable federal income tax consists of the following for the 12 months ending:

	June 30, 2019	June 30, 2018
Federal income tax benefit attributable to:
Net operating loss	$11,047	$4,994
Less, valuation allowance	(11,047)	(4,994)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 21% on the net deferred tax amount is as follows:

	June 30, 2019	June 30, 2018
Deferred tax attributed:
Deferred tax benefits	$4,025,807	$4,014,760
Less valuation allowance	(4,025,807)	(4,014,760)
Net Deferred Tax Asset	$-	$-

At June 30, 2019 and 2018, the Company had a net operating loss (“NOL’s”) carry forward in the amount of $19,170,510 and $19,117,905, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company has not filed its federal tax returns since inception and therefore, the NOL’s will not be available to offset future taxable income until the tax returns are filed with the respective federal tax authorities.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2019 and 2018 is summarized below.

	2019	2018

Federal statutory rate	(21.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	21.0%	34.0%

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

On November 8, 2016, the Company signed an agreement with a consultant for accounting services to the Company. The consultant is compensated with cash and paid $35 per hour in restricted shares of the Company’s common stock based on the average closing price of the Company’s common stock 5 (five) days prior to date of each invoice. As of June 30, 2019, the consultant has earned 15,269 shares valued at $4,183 or $0.274 per share. The shares were not issued to the consultant as of June 30, 2019.

On January 15, 2019, a consultant was granted 50,000 restricted shares of the Company’s common stock for various services to the Company. The shares were valued at $25,500 or $0.51 per share. As of June 30, 2019, the shares have not been issued to the consultant.

As of June 30, 2019, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,000 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 6 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2019 up through October 11, 2019. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2019.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2019, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Amber Joy Finney, our President and Chief Officer, Treasurer and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Ms. Finney concluded that, as of June 30, 2019, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Secretary, Treasurer and sole Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2019.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of June 30, 2019 are as follows:

Name	Age	Positions and Offices

Amber Joy Finney	40	President and Chief Executive Officer, Secretary, Treasurer and director
William Drury	56	Secretary

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

WILLIAM DRURY

Mr. Drury has served as our secretary since February 19, 2013. Mr. Drury also served as our Treasurer and sole director from February 19, 2013, until September 28, 2016, and also served as our President from July 31, 2015 until September 28, 2016. Mr. Drury also serves as President and sole Director of Hub Deals Corp. Mr. Drury has over 19 years of executive level experience in a wide range of disciplines. Mr. Drury is President at General 3D Corp. Previously, Mr. Drury served as President of Quantum Genomics Corp., an international biochemical development business based in Paris, France. Mr. Drury has also served as Director of Production and Content Services at NewSight Corp., a software and hardware company that invents, manufactures, markets and sells auto stereoscopic LCD and Plasma displays and content. Prior to his time at NewSight, Mr. Drury was the Vice President of Production at VRex, a stereoscopic visualization technology company. At VRex, Mr. Drury designed, constructed, and staffed one of the first full time true 3D stereoscopic production facilities in the world, creating content for clients, such as, the United States Army, Merck, Merrill Lynch, and Pfizer. At VRex Mr. Drury’s work was instrumental in the sale of VRex to the Malaysian Government for inclusion in their Cyber Jaya Technology Park. Mr. Drury holds degrees from Boston University and Baruch College. Mr. Drury is also member of the boards of directors of Quantum Genomics Corporation, ICN Corporation and Global Oxygen Development Corp.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended June 30, 2019, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended June 30, 2019 and 2018:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal year ended as indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total ($)
Amber Joy Finney (1)	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

William Drury (2)	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

 _____________

(1)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.
(2)

Appointed Secretary on February 19, 2013. Appointed President on July 31, 2015, appointed Treasurer and director on February 19, 2013, and resigned as President, Treasurer and director September 28, 2016.

None of our directors have received monetary compensation since our inception through June 30, 2019. We currently do not pay any compensation to our directors serving on our board of directors.

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

The following table sets forth director compensation as of June 30, 2019:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 30, 2019, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,400,048 shares of our common stock issued and outstanding as of October 14, 2019. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (6)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Amber Joy Finney (2)	2,271,426	51.6%
Common Stock	William Drury (3)	681,434	15.4%
Common Stock	Jean Jacques Mariani (4)	342,859	7.7%
All directors and executive officers as a group (2 persons)		2,952,860	67.1%

_____________

(1)	As of October 14, 2019 we had 4,400,048 shares of common stock outstanding.
(2)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended June 30, 2019 and 2018, the total fees charged to the company for audit services, including quarterly reviews were $_____ and $9,350, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: October 22, 2019	By:	/s/ Amber Joy Finney
Name: Amber Joy Finney
Title: President and Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)

