Form 10-Q
period 2019-12-31
Artisan Consumer Goods, Inc.
filed 2020-02-18
CIK 1530425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
December 31, 2019

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

As of February 14, 2020, there were 4,400,048 shares of common stock, $0.001 par value per share, outstanding.

ARTISAN CONSUMER GOODS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2019

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

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

ARTISAN CONSUMER GOODS, INC. Balance Sheets

	December 31, 2019	June 30,
	(Unaudited)
Assets
Current assets:
Cash	$125	$-
Inventory	367	423
Total current assets	492	423

Total Assets	$492	$423

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$38,852	$35,867
Accrued expenses	44,286	44,286
Related party loans	82,497	72,497
Total current liabilities	165,635	152,650

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of December 31, 2019 and June 30, 2019	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of December 31, 2019 and June 30, 2019	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	30,383	29,683
Accumulated deficit	(19,184,126)	(19,170,510)
Total stockholders' deficiency	(165,143)	(152,227)

Total Liabilities and Stockholders' Deficiency	$492	$423

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Operating expenses:
Stock based compensation	$245	$175	$700	$403
Professional fees	4,585	6,454	$11,510	11,792
General and administrative expenses	30	141	1,406	251
Total operating expenses	4,860	6,770	13,616	12,446

Net operating income (loss)	(4,860)	(6,770)	(13,616)	(12,446)

Other income (expense):
Other income	-	-	-	(4,143)
Total Other income (expense)	-	-	-	(4,143)

Net income (loss)	$(4,860)	$(6,770)	$(13,616)	$(16,589)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	4,400,048	4,400,048	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statement of Changes in Stockholders' Deficiency

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock To Be	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficiency
For the Three Months Ended December 31, 2018
Balance at 09/30/2018 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$3,553	$(19,127,724)	$(135,571)

Common Stock to be issued						175		175
Net loss							(6,770)	(6,770)

Balance at 12/31/2018 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$3,728	$(19,134,494)	$(142,166)

For the Six Months Ended December 31, 2018
Balance at 06/30/2018	4,400,048	$4,400	-	$-	$18,984,200	$3,325	$(19,117,905)	$(125,980)

Common Stock to be issued						403		403
Net loss							(16,589)	(16,589)

Balance at 12/31/2018 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$3,728	$(19,134,494)	$(142,166)

For the Three Months Ended December 31, 2019
Balance at 9.30.19 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$30,138	$(19,179,266)	$(160,528)

Common Stock to be issued						245		245
Net loss							(4,860)	(4,860)

Balance at 12/31/2019 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$30,383	$(19,184,126)	$(165,143)

For the Six Months Ended December 31, 2019
Balance at 06/30/2019	4,400,048	$4,400	-	$-	$18,984,200	$29,683	$(19,170,510)	$(152,227)

Common Stock to be issued						700		700
Net loss							(13,616)	(13,616)

Balance at 12/31/2019 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$30,383	$(19,184,126)	$(165,143)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Cash Flow (Unaudited)

	For the Six Months Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net income (loss)	$(13,616)	$(16,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	700	403
Fair value adjustment for shares issued from settlement agreement (Note 3)	-	4,286
Changes in operating assets and liabilities:
Inventory	56	(497)
Accounts payable	2,985	6,288
Accrued expenses	-	(143)
Net cash used in operating activities	(9,875)	(6,252)

Cash flows from financing activities
Proceeds from related party advances	10,000	497
Net cash provided by financing activities	10,000	497

Net increase (decrease) in cash	125	(5,755)
Cash - beginning of the year	-	5,813
Cash - end of the year	$125	$58

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Stock Compensation	$700	$403

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.
(Formerly known as Lash, Inc.)
Notes to Financial Statements (Unaudited)

December 31, 2019

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

The results for the six months ended December 31, 2019 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 filed with the Securities and Exchange Commission on October 22, 2019.

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

Reclassification

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six months ended December 31, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2019.

The Company maintains its cash balance at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market. The cost of inventory includes the cost of raw materials and freight. As of December 31, 2019, and December 31, 2018, respectively, the Company had raw materials inventory of $367 and $423, with no allowance for obsolescence.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. After December 15, 2018, the scope of Topic 718, Compensation—Stock Compensation, was expanded to include share-based payments issued to nonemployees for goods and services. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $245 and $175 for the three months ended December 31, 2019 and 2018, respectively, and $700 and $403 for the six months ended December 31, 2019 and 2018, respectively.

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

Income Taxes

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The U.S. Tax Cuts and Jobs Act (TCJA) legislation reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% and is effective June 22, 2018 for the Company. We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The U.S. Tax Cuts and Jobs Act (TCJA) legislation reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% and is effective June 22, 2018 for the Company. We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2018 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,184,126 at December 31, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

There have been no new accounting pronouncements during the year ended December 31, 2019 that we believe would have a material impact on our financial position or results of operations.

NOTE 3 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC., 297 President Street, Brooklyn, NY 11231. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. Mr. Drury has not sold these shares as of December 31, 2019. For the three months ended December 31, 2019 and 2018, the Company recognized $-0- and for the six months ended December 31, 2019 and 2018, the Company recognized $-0- & $4,143, respectively, of other (income) expense due to the marking of these shares to fair value subsequent to issuance. As a result of the settlement agreement, the Company wrote-off liabilities of $624,900 related to Mr. Drury to additional paid-in capital on the accompanying balance sheet during the three months ended September 30, 2016.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $72,497 as a related party loan. During May 2017, a related party advanced the Company an additional $10,000. The proceeds for these loans were used for working capital. As of December 31, 2019, and 2018, there are related party loans totaling $82,497 and $72,497, respectively. These advances are unsecured, due on demand and carry no interest or collateral.

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

On November 8, 2016, the Company signed an agreement with a consultant for accounting services to the Company. The consultant is compensated with cash and paid $35 per hour in restricted shares of the Company’s common stock based on the average closing price of the Company’s common stock 5 (five) days prior to date of each invoice. As of December 31, 2019, the consultant has earned 17,019 shares valued at $4,883 or $0.287 per share. The shares were not issued to the consultant as of December 31, 2019.

On January 15, 2019, a consultant was granted 50,000 restricted shares of the Company’s common stock for various services to the Company. The shares were valued at $25,500 or $0.51 per share. As of December 31, 2019, the shares have not been issued to the consultant.

As of December 31, 2019, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 5 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2019 up through February 15, 2020. During this period, the Company did not have any material recognizable subsequent events.

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

Results of Operations for the Three and Six Months Ended December 31, 2019 and 2018

The Company had no revenues for the three ended December 31, 2019 and 2018.

For the three-month period ended December 31, 2019, we incurred total operating expenses of $4,860, consisting of stock-based compensation of $245, professional fees of $4,585, and general and administrative expenses of $30.  For the three-month period ended December 31, 2018, we incurred total operating expenses of $6,770, consisting of stock-based compensation of $175, professional fees of $6,454, and general and administrative expenses of $141.  The decrease in expenses for the three-month period ended December 31, 2019, was primarily due a decrease of $1,869 professional fees.

Net income (loss) was a net loss of $4,860 for the three months ended December 31, 2019, compared to a net loss of $6,770 for the three months ended December 31, 2018.

For the six-month period ended December 31, 2019, we incurred total operating expenses of $13,616, consisting of stock-based compensation of $700, professional fees of $11,510, and general and administrative expenses of $1,406.  For the six-month period ended December 31, 2018, we incurred total operating expenses of $12,446, consisting of stock-based compensation of $403, professional fees of $11,792, and general and administrative expenses of $251.

Net income (loss) was a net loss of $13,616 for the six months ended December 31, 2019, compared to a net loss of $16,589 for the six months ended December 31, 2018.

Liquidity and Capital Resources

At December 31, 2019, we had a cash balance of $125 and total current liabilities of 165,635.  Our working capital balance at December 31, 2019, was $(165,143).  We do not have sufficient cash on hand to fund our ongoing operational expenses at all.  We will need to raise at least $87,300 to commence our plan of operation and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or a debt financing.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.  We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

As at December 31, 2019, our total assets were $492, consisting of $125 of cash and $367 of inventory, consisting of our food products.

As at December 31, 2019, our current liabilities were $165,635 and stockholders’ deficiency was $(165,143).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  Net cash used in operations was $9,875 and $6,252 for the six months ended December 31, 2019 and 2018, respectively.

Cash Flows from Financing Activities

For the three months ended December 31, 2019 and 2018, net cash flows provided by financing activities was $10,000 and $497, respectively.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2019.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: February 18, 2020	By:	/s/ Amber Joy Finney
Name: Amber Joy Finney
Title: President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

