Form 10-K
period 2020-06-30
Artisan Consumer Goods, Inc.
filed 2020-12-16
CIK 1530425

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

At December 31, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $578,874.

As of December 10, 2020, there were 4,400,048 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

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

As of June 30, 2020, we were authorized to issue 500,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

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

___________________

1 http://www2.deloitte.com/content/dam/Deloitte/us/Documents/consumer-business/us-cb-2015-american-pantry-study.pdf.

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

KIND Snacks http://www.kindsnacks.com/

KIND is a private company founded in 2004. In November 2017, it completed its first round of funding, led by Mars. In 2016, KIND was granted permission from the FDA to resume using the word “healthy” on its product packaging; one year earlier, the FDA had evaluated KIND’s products as below the “healthy” nutritional threshold).

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

	CLOSING BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended September 30, 2020	$2.00	$0.05
Three Months Ended June 30, 2020	$2.00	$0.15
Three Months Ended March 31, 2020	$0.15	$0.40
Three Months Ended December 31, 2019	$0.40	$0.40
Three Months Ended September 30, 2019	$0.51	$0.40
Three Months Ended June 30, 2019	$0.51	$0.51
Three Months Ended March 31, 2019	$0.51	$0.51
Three Months Ended December 31, 2018	$0.51	$0.51
Three Months Ended September 30, 2018	$0.80	$0.51

HOLDERS

As of June 30, 2020, the Company had 4,400,048 shares of common stock issued and outstanding, and we had approximately 28 holders of record of our common stock.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

TRANSFER AGENT

Our transfer agent is Empire Stock Transfer of Henderson, Nevada. Their address is 1859 Whitney Mesa Dr., Henderson, Nevada 89014, whose telephone number is (702) 818-5898.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2020.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We generated no revenues for the fiscal years ended June 30, 2020 and 2019.

For the year ended June 30, 2020, we incurred $18,152 in operating expenses, which were comprised of $910 of stock-based compensation, $15,744 in professional fees and $1,498 in general and administrative expenses.

For the year ended June 30, 2019, we incurred $46,890 in operating expenses, which were comprised of $26,358 of stock-based compensation, $19,692 in professional fees and $840 in general and administrative expenses.

The following table provides selected financial data about our company for the years ended June 30, 2020 and 2019.

Balance Sheet Data	June 30, 2020	June 30, 2019
Cash and Cash Equivalents	$5,409	$-0-
Total Assets	$5,776	$423
Total Liabilities	$178,816	$152,650
Shareholders’ Deficit	$(173,040)	$(152,227)

GOING CONCERN

Artisan Consumer Goods, Inc. currently has limited operations. Our independent auditor has issued an audit opinion for Artisan Consumer Goods, Inc. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2020 was $5,409 with $178,816 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $112,300. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at June 30, 2020, our total assets were 5,776. Total assets were comprised of $5,409 of cash and $367 of inventory.

As at June 30, 2020, our current liabilities were $178,816 and stockholders’ deficiency was $(173,040).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  Net cash used in operations was $(14,591) and $(17,310) for the fiscal years ended June 30, 2020 and 2019, respectively.

Cash Flows from Financing Activities

For the fiscal years ended June 30, 2020 and 2019, net cash flows provided by financing activities was $20,000 and $11,497, respectively from related party cash advances.

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

Artisan Consumer Goods, Inc.

June 30, 2020 and June 30, 2019

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Artisan Consumer Goods, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Artisan Consumer Goods, Inc. as of June 30, 2020 and 2019 and the related results of its operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, the results of its operations and its cash flows, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

November 21, 2020

ARTISAN CONSUMER GOODS, INC.

Balance Sheets

	June 30, 2020	June 30, 2019

Assets
Current assets:
Cash	$5,409	$-
Inventory	367	423
Total current assets	5,776	423

Total Assets	$5,776	$423

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$38,462	$35,867
Accrued expenses	47,857	44,286
Related party loans	92,497	72,497
Total current liabilities	178,816	152,650

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of June 30, 2020 and 2019	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of June 30, 2020 and 2019	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	30,593	29,683
Accumulated deficit	(19,192,233)	(19,170,510)
Total stockholders' deficiency	(173,040)	(152,227)

Total Liabilities and Stockholders' Deficiency	$5,776	$423

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statements of Operations

	For the Years Ended
	June 30, 2020	June 30, 2019

Operating expenses:
Stock based compensation	$910	$26,358
Professional fees	$15,744	19,692
General and administrative expenses	1,498	840
Total operating expenses	18,152	46,890

Net operating income (loss)	(18,152)	(46,890)

Other income (expense):
Other income	(3,571)	(5,715)
Total Other income (expense)	(3,571)	(5,715)

Net income (loss)	$(21,723)	$(52,605)

Basic and diluted income (loss) per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statement of Changes in Stockholders' Deficiency

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	To Be Issued	Deficit	Deficiency
Balance at June 30, 2018	4,400,048	$4,400	-	$-	$18,984,200	$3,325	$(19,117,905)	$(125,980)

Common Stock to be issued						26,358		26,358
Net loss							(52,605)	(52,605)

Balance at June 30, 2019	4,400,048	$4,400	-	$-	$18,984,200	$29,683	$(19,170,510)	$(152,227)

Common Stock to be issued						910		910
Net loss							(21,723)	(21,723)

Balance at June 30, 2020	4,400,048	$4,400	-	$-	$18,984,200	$30,593	$(19,192,233)	$(173,040)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statements of Cash Flow

	For the Years Ended
	June 30, 2020	June 30, 2019

Cash flows from operating activities:
Net income (loss)	$(21,723)	$(52,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	910	26,358
Fair value adjustment for shares issued from settlement agreement (Note 3)	-	5,715
Changes in operating assets and liabilities:
Inventory	56	(423)
Accounts payable	2,595	3,645
Accrued expenses	3,571	-
Net cash used in operating activities	(14,591)	(17,310)

Cash flows from financing activities
Proceeds from related party advances	20,000	11,497
Net cash provided by financing activities	20,000	11,497

Net increase (decrease) in cash	5,409	(5,813)
Cash - beginning of the year	-	5,813
Cash - end of the year	$5,409	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Stock Compensation	$910	$26,358

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.

Notes to Financial Statements

As of June 30, 2020 and 2019

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

Reclassification

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended June 30, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2020.

The Company maintains its cash balance at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market. The cost of inventory includes the cost of raw materials and freight. As of June 30, 2020, and 2019, respectively, the Company had raw materials inventory of $367 and $423, with no allowance for obsolescence.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. After December 15, 2018, the scope of Topic 718, Compensation—Stock Compensation, was expanded to include share-based payments issued to nonemployees for goods and services. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $910 and $26,358 for the years ended June 30, 2020 and 2019, respectively.

Fair Value Measurements

In September 2006, the FASB issued ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,192,233 at June 30, 2020 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

There have been no new accounting pronouncements during the year ended June 30, 2020 that we believe would have a material impact on our financial position or results of operations.

NOTE 3 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC., 297 President Street, Brooklyn, NY 11231. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. Mr. Drury has not sold these shares as of June 30, 2020. For the years ended June 30, 2020 and 2019, the Company recognized $3,571 and $5,715 respectively, of other (income) expense due to the marking of these shares to fair value subsequent to issuance. As a result of the settlement agreement, the Company wrote-off liabilities of $624,900 related to Mr. Drury to additional paid-in capital on the accompanying balance sheet during the three months ended September 30, 2016.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $82,497 as a related party loan. During May 2017, a related party advanced the Company an additional $10,000. The proceeds for these loans were used for working capital. As of June 30, 2020, and 2019, there are related party loans totaling $92,497 and $72,497, respectively. These advances are unsecured, due on demand and carry no interest or collateral.

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

On November 8, 2016, the Company signed an agreement with a consultant for accounting services to the Company. The consultant is compensated with cash and paid $35 per hour in restricted shares of the Company’s common stock based on the average closing price of the Company’s common stock 5 (five) days prior to date of each invoice. As of June 30, 2020, the consultant has earned 17,544 shares valued at $5,093 or $0.290 per share. The shares were not issued to the consultant as of June 30, 2020.

On January 15, 2019, a consultant was granted 50,000 restricted shares of the Company’s common stock for various services to the Company. The shares were valued at $25,500 or $0.51 per share. As of June 30, 2020, the shares have not been issued to the consultant.

As of June 30, 2020, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

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

The provision for refundable federal income tax consists of the following for the 12 months ending:

	June 30, 2020	June 30, 2019
Federal income tax benefit attributable to:
Net operating loss	$4,562	$11,047
Less, valuation allowance	(4,562)	(11,047)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 21% and 34% on the net deferred tax amount is as follows:

	June 30, 2020	June 30, 2019
Deferred tax attributed:
Deferred tax benefits	$4,030,369	$4,025,807
Less valuation allowance	(4,030,369)	(4,025,807)
Net Deferred Tax Asset	$-	$-

At June 30, 2020 and 2019, the Company had a net operating loss ("NOL's") carry forward in the amount of $19,192,233 and $19,170,510, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company has not filed its federal tax returns since inception and therefore, the NOL's will not be available to offset future taxable income until the tax returns are filed with the respective federal tax authorities.

A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2020 and 2019 is summarized below.

	2020	2019

Federal statutory rate	(21.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	21.0%	34.0%

NOTE 6 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2020 up through December 9, 2020. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2020.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2020, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Amber Joy Finney, our President and Chief Officer, Treasurer and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Ms. Finney concluded that, as of June 30, 2020, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and Chief Executive Officer, and sole Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2020.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of June 30, 2020 are as follows:

Name	Age	Positions and Offices

Amber Joy Finney	41	President and Chief Executive Officer, Treasurer and director
William Drury	57	Secretary

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

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, which director does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his or her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended June 30, 2020 and 2019:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal year ended as indicated:

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total($)
Amber Joy Finney (1)	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0

William Drury (2)	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0

_____________

(1)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.
(2)

Appointed Secretary on February 19, 2013. Appointed President on July 31, 2015, appointed Treasurer and director on February 19, 2013, and resigned as President, Treasurer and director September 28, 2016.

None of our directors have received monetary compensation since our inception through June 30, 2020. We currently do not pay any compensation to our directors serving on our board of directors.

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

The following table sets forth director compensation as of June 30, 2020:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 15, 2020, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,400,048 shares of our common stock issued and outstanding as of December 15, 2020. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (5)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Amber Joy Finney (2)	2,271,426	51.6%
Common Stock	William Drury (3)	681,434	15.4%
Common Stock	Jean Jacques Mariani (4)	342,859	7.7%
All directors and executive officers as a group (2 persons)		2,952,860	67.1%

_____________

(1)	As of December 15, 2020 we had 4,400,048 shares of common stock outstanding.
(2)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.
(3)

Appointed Secretary on February 19, 2013. Appointed President on July 31, 2015, appointed Treasurer and director on February 19, 2013, and resigned as President, Treasurer and director September 28, 2016. 85,717 shares held by Wicawibe LLC, and 595,717 shares held by Gain Delight Trading Ltd.

(4)	Address is unknown.
(5)	Unless otherwise noted, the address of each person listed is c/o Artisan Consumer Goods, Inc., 297 President Street, Brooklyn, New York 11231.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended June 30, 2020 and 2019, the total fees charged to the company for audit services, including quarterly reviews were $8,350 and $9,350, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: December 16, 2020	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)

