Form 10-Q
period 2020-12-31
Artisan Consumer Goods, Inc.
filed 2021-03-08
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

FOR THE PERIOD ENDED DECEMBER 31, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARTISAN CONSUMER GOODS, INC.
Balance Sheets

	December 31, 2020	June 30, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,678	$5,409
Inventory	367	367
Total current assets	2,045	5,776

Total Assets	$2,045	$5,776

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$41,820	$38,462
Accrued expenses	35,714	47,857
Related party loans	97,497	92,497
Total current liabilities	175,031	178,816

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of December 31, 2020 and June 30, 2020	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of December 31, 2020 and June 30, 2020	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	5,513	30,593
Accumulated deficit	(19,167,099)	(19,192,233)
Total stockholders' deficiency	(172,986)	(173,040)

Total Liabilities and Stockholders' Deficiency	$2,045	$5,776

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Operating expenses:
Stock based compensation	$210	$245	$(25,080)	$700
Professional fees	5,655	4,585	12,044	11,510
General and administrative expenses	150	30	45	1,406
Total operating expenses	6,015	4,860	(12,991)	13,616

Net operating income (loss)	(6,015)	(4,860)	12,991	(13,616)

Other income (expense):
Other income	(14,286)	-	12,143	-
Total Other income (expense)	(14,286)	-	12,143	-

Net income (loss)	$(20,301)	$(4,860)	$25,134	$(13,616)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$0.01	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	4,400,048	4,400,048	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statement of Changes in Stockholders' Deficiency
						Common
					Additional	Stock		Total
	Common Stock		Preferred Stock		Paid-In	To Be	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficiency
For the Three Months Ended December 31, 2019
Balance at 9/30/2019 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$30,138	$(19,179,266)	$(160,528)

Common Stock to be issued						245		245
Net loss							(4,860)	(4,860)

Balance at 12/31/2019 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$30,383	$(19,184,126)	$(165,143)

For the Six Months Ended December 31, 2019
Balance at 06/30/2019	4,400,048	$4,400	-	$-	$18,984,200	$29,683	$(19,170,510)	$(152,227)

Common Stock to be issued						700		700
Net loss							(13,616)	(13,616)

Balance at 12/31/2019 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$30,383	$(19,184,126)	$(165,143)

For the Three Months Ended December 31, 2020
Balance at 9/30/2020 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$5,303	$(19,146,798)	$(152,895)

Common Stock to be issued						210		210
Net loss							(20,301)	(20,301)

Balance at 12/31/2020 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$5,513	$(19,167,099)	$(172,986)

For the Six Months Ended December 31, 2020
Balance at 06/30/2020	4,400,048	$4,400	-	$-	$18,984,200	$30,593	$(19,192,233)	$(173,040)

Common Stock to be issued						(25,080)		(25,080)
Net income							25,134	25,134

Balance at 12/31/2020 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$5,513	$(19,167,099)	$(172,986)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Cash Flow (Unaudited)

	For the Six Months Ended
	December 31, 2020	December 31, 2019

Cash flows from operating activities:
Net income (loss)	$25,134	$(13,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	(25,080)	700
Fair value adjustment for shares issued from settlement agreement (Note 3)	(12,143)	-
Changes in operating assets and liabilities:
Inventory	-	56
Accounts payable	3,358	2,985
Net cash used in operating activities	(8,731)	(9,875)

Cash flows from financing activities
Proceeds from related party advances	5,000	10,000
Net cash provided by financing activities	5,000	10,000

Net increase (decrease) in cash	(3,731)	125
Cash - beginning of the year	5,409	-
Cash - end of the year	$1,678	$125

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.

Notes to Financial Statements (Unaudited)

As of December 31, 2020 and June 30, 2020

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2020.

The Company maintains its cash balance at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market. The cost of inventory includes the cost of raw materials and freight. As of December 31, 2020 and June 30, 2020, the Company had raw materials inventory of $367, with no allowance for obsolescence.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. After December 15, 2018, the scope of Topic 718, Compensation—Stock Compensation, was expanded to include share-based payments issued to nonemployees for goods and services. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $210 and $245 for the three months ended December 31, 2020 and 2019, respectively, and ($25,080) and $700 for the six months ended December 31, 2020 and 2019, respectively. On August 16, 2020, a consultant released the Company from issuing 50,000 shares of the Company’s unregistered common stock earned under a January 15, 2019 agreement. On August 16, 2020, the Company reversed the unissued shares valued at $25,500 or $0.51 per share to operating expense in the accompanying statement of operations.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,167,099 at December 31, 2020 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

There have been no new accounting pronouncements during the year ended December 31, 2020 that we believe would have a material impact on our financial position or results of operations.

NOTE 3 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC., 297 President Street, Brooklyn, NY 11231. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. Mr. Drury has not sold these shares as of December 31, 2020. For the three months ended December 31, 2020 and 2019, the Company recognized ($14,286) and $-0- respectively, and for the six months ended December 31, 2020 and 2019, the Company recognized $12,143 and $-0- respectively, of other income (expense) due to the marking of these shares to fair value subsequent to issuance. As a result of the settlement agreement, the Company wrote-off liabilities of $624,900 related to Mr. Drury to additional paid-in capital on the accompanying balance sheet during the three months ended September 30, 2016.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $87,497 as a related party loan. During May 2017, a related party advanced the Company an additional $10,000. The proceeds for these loans were used for working capital. As of December 31, 2020, and June 30, 2020, there are related party loans totaling $97,497 and $92,497, respectively. These advances are unsecured, due on demand and carry no interest or collateral.

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

On November 8, 2016, the Company signed an agreement with a consultant for accounting services to the Company. The consultant is compensated with cash and paid $35 per hour in restricted shares of the Company’s common stock based on the average closing price of the Company’s common stock 5 (five) days prior to date of each invoice. As of December 31, 2020, the consultant has earned 19,469 shares valued at $5,513 or $0.283 per share. The shares were not issued to the consultant as of December 31, 2020.

As of December 31, 2020, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 5 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2020 up through March 8, 2021. During this period, the Company did not have any material recognizable subsequent events.

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

CRITICAL ACCOUNTING POLICIES

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Financial Notes.

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

Results of Operations for the Three and Six Months Ended December 31, 2020 and 2019

The Company had no revenues for the three and six months ended December 31, 2020 and 2019.

For the three-month period ended December 31, 2020, we incurred total operating expenses of $6,015, consisting of stock-based compensation of $210, professional fees of $5,655, and general and administrative expenses of $150. For the three-month period ended December 31, 2019, we incurred total operating expenses of $4,860, consisting of stock-based compensation of $245, professional fees of $4,585, and general and administrative expenses of $30.

For the six-month period ended December 31, 2020, we incurred total operating expenses of $(12,991), consisting of a return to the Company of stock-based compensation of $25,080, professional fees of $12,044, and general and administrative expenses of $45. For the six-month period ended December 31, 2019, we incurred total operating expenses of $13,616, consisting of stock-based compensation of $700, professional fees of $11,510, and general and administrative expenses of $1,406.

The net loss was $20,301 for the three months ended December 31, 2020, compared to a net loss of $4,860 for the three months ended December 31, 2019. The increase in net loss was due primarily to an increase in other expense.

Net income was $25,134 for the six months ended December 31, 2020, compared to a net loss of $13,616 for the six months ended December 31, 2019. The increase in net income was due primarily to a return to the Company of $25,080 in stock-based compensation.

Liquidity and Capital Resources

At December 31, 2020, we had a cash balance of $1,678 and total current liabilities of 175,031. Our working capital balance at December 31, 2020, was $(172,986). We do not have sufficient cash on hand to fund our ongoing operational expenses at all. We will need to raise at least $87,300 to commence our plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or a debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

As at December 31, 2020, our total assets were $2,045, consisting of $1,678 of cash and $367 of inventory, consisting of our food products.

As at December 31, 2020, our current liabilities were $175,031 and stockholders’ deficiency was $(172,986).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $8,731 and $9,875 for the six months ended December 31, 2020 and 2019, respectively.

Cash Flows from Financing Activities

For the six months ended December 31, 2020 and 2019, net cash flows provided by financing activities was $5,000 and $10,000, respectively.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2020.

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

_______________

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

