Form 10-Q
period 2021-03-31
Artisan Consumer Goods, Inc.
filed 2021-07-29
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of July 29, 2021, there were 4,400,048 shares of common stock, $0.001 par value per share, outstanding.

ARTISAN CONSUMER GOODS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARTISAN CONSUMER GOODS, INC.
Balance Sheets

	March 31, 2021	June 30, 2020
	(Unaudited)
Assets
Current assets:
Cash	$2,446	$5,409
Inventory	-	367
Total current assets	2,446	5,776

Total Assets	$2,446	$5,776

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$45,824	$38,462
Accrued expenses	48,460	47,857
Related party loans	102,497	92,497
Total current liabilities	196,781	178,816

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares
authorized, -0- preferred stock shares issued
and outstanding as of March 31, 2021 and June 30, 2020	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized 4,400,048 issued and outstanding as of
March 31, 2021 and June 30, 2020	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	5,898	30,593
Accumulated deficit	(19,188,833)	(19,192,233)
Total stockholders' deficiency	(194,335)	(173,040)

Total Liabilities and Stockholders' Deficiency	$2,446	$5,776

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

Operating expenses:
Stock based compensation	$385	$210	$(24,695)	$910
Professional fees	8,071	4,169	20,115	15,679
General and administrative expenses	531	47	577	1,453
Total operating expenses	8,987	4,426	(4,003)	18,042

Net operating income (loss)	(8,987)	(4,426)	4,003	(18,042)

Other income (expense):
Other income	(12,746)	-	(603)	-
Total Other income (expense)	(12,746)	-	(603)	-

Net income (loss)	$(21,733)	$(4,426)	$3,400	$(18,042)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of common
shares outstanding - basic and diluted	4,400,048	4,400,048	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statement of Changes in Stockholders' Deficiency

						Common
	Common Stock		Preferred Stock		Additional Paid-In	Stock To Be	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficiency
For the Three Months Ended March 31, 2020
Balance at 12/31/2019 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$30,383	$(19,184,126)	$(165,143)

Common Stock to be issued						210		210
Net loss							(4,426)	(4,426)

Balance at 3/31/2021 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$30,593	$(19,188,552)	$(169,359)

For the Nine Months Ended March 31, 2020
Balance at 06/30/2019	4,400,048	$4,400	-	$-	$18,984,200	$29,683	$(19,170,510)	$(152,227)

Common Stock to be issued						910		910
Net loss							(18,042)	(18,042)

Balance at 3/31/2021 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$30,593	$(19,188,552)	$(169,359)

For the Three Months Ended March 31, 2021
Balance at 12/31/2020 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$5,513	$(19,167,100)	$(172,987)

Common Stock to be issued						385		385
Net loss							(21,733)	(21,733)

Balance at 03/31/2021 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$5,898	$(19,188,833)	$(194,335)

For the Nine Months Ended March 31, 2021
Balance at 06/30/2020	4,400,048	$4,400	-	$-	$18,984,200	$30,593	$(19,192,233)	$(173,040)

Common Stock to be issued						(24,695)		(24,695)
Net income							3,400	3,400

Balance at 03/31/2021 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$5,898	$(19,188,833)	$(194,335)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Cash Flow (Unaudited)

	For the Nine Months Ended
	March 31, 2021	March 31, 2020

Cash flows from operating activities:
Net income (loss)	$3,400	$(18,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	(24,695)	910
Fair value adjustment for shares issued from settlement agreement (Note 3)	603	-
Changes in operating assets and liabilities:
Inventory	367	56
Accounts payable	7,362	2,530
Net cash used in operating activities	(12,963)	(14,546)

Cash flows from financing activities
Proceeds from related party advances	10,000	15,000
Net cash provided by financing activities	10,000	15,000

Net increase (decrease) in cash	(2,963)	454
Cash - beginning of the year	5,409	-
Cash - end of the year	$2,446	$454

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.

Notes to Financial Statements (Unaudited)

As of March 31, 2021 and June 30, 2020

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of the business, and in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Certain information and disclosures included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the nine months ended March 31, 2021 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed with the Securities and Exchange Commission on December 16, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2021.

The Company maintains its cash balance at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market. The cost of inventory includes the cost of raw materials and freight. As of March 31, 2021 and June 30, 2020, the Company had raw materials inventory of -0- and $367, respectively, with no allowance for obsolescence. At March 31, 2021, the Company wrote-off the inventory as spoiled in the accompanying statements of operations.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. After December 15, 2018, the scope of Topic 718, Compensation—Stock Compensation, was expanded to include share-based payments issued to nonemployees for goods and services. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $385 and $210 for the three months ended March 31, 2021 and 2020, respectively, and ($24,695) and $910 for the nine months ended March 31, 2021and 2020, respectively. On August 16, 2020, a consultant released the Company from issuing 50,000 shares of the Company’s unregistered common stock earned under a January 15, 2019 agreement. On August 16, 2020, the Company reversed the unissued shares valued at $25,500 or $0.51 per share to operating expense in the accompanying statement of operations.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,188,833 at March 31, 2021 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

There have been no new accounting pronouncements during the year ended March 31, 2021 that we believe would have a material impact on our financial position or results of operations.

NOTE 3 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC., 297 President Street, Brooklyn, NY 11231. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. Mr. Drury has not sold these shares as of March 31, 2021. For the three months ended March 31, 2021and 2020, the Company recognized ($12,746) and $-0- respectively, and for the nine months ended March 31, 2021 and 2020, the Company recognized $(603) and $-0- respectively, of other income (expense) due to the marking of these shares to fair value subsequent to issuance. As a result of the settlement agreement, the Company wrote-off liabilities of $624,900 related to Mr. Drury to additional paid-in capital on the accompanying balance sheet during the three months ended September 30, 2016.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $92,497 as a related party loan. During May 2017, a related party advanced the Company an additional $10,000. The proceeds for these loans were used for working capital. As of March 31, 2021, and June 30, 2020, there are related party loans totaling $102,497 and $92,497, respectively. These advances are unsecured, due on demand and carry no interest or collateral.

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

On November 8, 2016, the Company signed an agreement with a consultant for accounting services to the Company. The consultant is compensated with cash and paid $35 per hour in restricted shares of the Company’s common stock based on the closing price of the Company’s common stock on the date of the invoice from the consultant. As of March 31, 2021, the consultant has earned 22,927 shares valued at $5,898 or $0.257 per share. The shares were not issued to the consultant as of March 31, 2021.

As of March 31, 2021, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 5 SUBSEQUENT EVENTS

On July 15, 2021, the Company acquired the assets of Paleo Scavenger, LLC for $10,000. Paleo owns the Within / Without Granola (“WWG”) brand. The purchase price includes the WWG trademarks, brands, books, records, intellectual property, commercial sales channel, customer lists and manufacturing rights. Early in 2021, WWG ceased operations and the Company intends to restart the manufacturing process in the next six months.

The Company evaluated all events or transactions that occurred after March 31, 2021 up through July 29, 2021. During this period, the Company did not have any material recognizable subsequent events.

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

CRITICAL ACCOUNTING POLICIES

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Financial Notes.

PLAN OF OPERATION

Our plan of operation for the following twelve months is as follows:

On July 15, 2021, we acquired the assets of Paleo Scavenger, LLC for $10,000. Paleo owns the Within / Without Granola (“WWG”) brand. The purchase price includes the WWG trademarks, brands, books, records, intellectual property, commercial sales channel, customer lists and manufacturing rights. Early in 2021, WWG ceased operations and we intend to restart the manufacturing process in the next six months.

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

If we are unsuccessful in raising at least $87,300 through a private placement, we will then have to seek additional funds through debt financing, which would be highly difficult for a new, development stage business to obtain. Therefore, the Company is highly dependent upon the success of an anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with little in the way of operations to date, we would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. If and when these funds are obtained, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing, we would be required to cease business operations and as a result, investors in our common stock would lose all of their investment.

Results of Operations for the Three and Nine months Ended March 31, 2021 and 2020

The Company had no revenues for the three and nine months ended March 31, 2021 and 2020.

For the three-month period ended March 31, 2021, we incurred total operating expenses of $8,987, consisting of stock-based compensation of $385, professional fees of $8,071, and general and administrative expenses of $531. For the three-month period ended March 31, 2020, we incurred total operating expenses of $4,426, consisting of stock-based compensation of $210, professional fees of $4,169, and general and administrative expenses of $47.

For the nine-month period ended March 31, 2021, we incurred total operating expenses of $(4,003), consisting of a return to the Company of stock-based compensation of ($25,080) offset by stock-based compensation of $385, professional fees of $20,115, and general and administrative expenses of $577. For the nine-month period ended March 31, 2020, we incurred total operating expenses of $18,042, consisting of stock-based compensation of $910, professional fees of $15,679, and general and administrative expenses of $1,453.

The net loss was $21,733 for the three months ended March 31, 2021, compared to a net loss of $4,426 for the three months ended March 31, 2020. The increase in net loss was due primarily to an increase in other expense of $12,746 from the marking of the shares issued buy not sold by Mr. Drury, the Company’s former CEO, to fair value subsequent to issuance. Please refer to Note 3 – Related Party Transactions in the accompanying Notes to the Financial Notes.

Net income was $3,400 for the nine months ended March 31, 2021, compared to a net loss of $18,042 for the nine months ended March 31, 2020. The increase in net income was due primarily to a return to the Company of $25,080 in stock-based compensation.

Liquidity and Capital Resources

At March 31, 2021, we had a cash balance of $2,446 and total current liabilities of 196,781. Our working capital balance at March 31, 2021, was $(194,335). We do not have sufficient cash on hand to fund our ongoing operational expenses at all. We will need to raise at least $87,300 to commence our plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or a debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

As at March 31, 2021, our total assets were $2,446, consisting of $2,446 of cash.

As at March 31, 2021, our current liabilities were $196,781 and stockholders’ deficiency was $(194,335).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $12,963 and $14,546 for the nine months ended March 31, 2021 and 2020, respectively.

Cash Flows from Financing Activities

For the nine months ended March 31, 2021 and 2020, net cash flows provided by financing activities was $10,000 and $15,000, respectively, from advances from our CEO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Amendment (3)
3.1.4	Certificate of Amendment (4)
3.1.5	Certificate of Change (5)
3.1.6	Certificate of Amendment (6)
3.2.1	Bylaws (1)
10.1	Asset Purchase and Sale Agreement between Artisan Consumer Goods and Paleo Scavenger, LLC.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-176939), filed with the Commission on September 21, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on October 15, 2013.
(3)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on January 31, 2017.
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2016 (File No. 000-54838), filed with the Commission on February 1, 2017.
(5)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on October 16, 2017.
(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54838), filed with the Commission on May 23, 2018.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: July 29, 2021	By:	/s/ Amber Joy Finney
Name: Amber Joy Finney
Title: President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

