Form 10-K
period 2021-06-30
Artisan Consumer Goods, Inc.
filed 2021-09-29
CIK 1530425

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

Commission File No. 000-54838

ARTISAN CONSUMER GOODS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1240056
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

999 N Northlake Way Ste 203

Seattle, Washington 98103-3442

(Address of principal executive offices, zip code)

(206) 517-7141

(Registrant’s telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	ARRT	OTC Markets

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

At December 31, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,447,188.

As of September 28, 2021, there were 4,400,048 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

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

As of June 30, 2021, we were authorized to issue 500,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

We have never earned any revenues.

Our independent auditor has issued an audit opinion which includes a statement raising substantial doubt as to our ability to continue as a going concern.

Our Business – and Immediate Need for Financing

We are in the business of branding, creating, sourcing and distributing artisan consumer packaged goods. The Company’s administrative offices are located at 999 N Northlake Way Ste 203, Seattle, Washington 98103-3442. We do not conduct any operations at such address. The Company is looking for principal office space, appropriate for the Company’s stage of development.

We require minimum funding of $87,300 for the next twelve months in order to implement our plan of business. After a twelve-month period, we may require additional financing. If we do not generate sufficient revenue, we may need a minimum of $21,825 additional funds to meet SEC filing requirements. Amber Finney, our President and sole director, has agreed to loan the Company funds. However, she has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company. If we do not generate sufficient revenue and Ms. Finney does not loan the Company funds, we intend to raise these additional funds through private debt or equity financing. We have not commenced any activities to raise these funds. We cannot provide any assurance that we will successfully raise this additional funding. We have no revenues and have incurred losses since inception.

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

Heirloom Grove

Heirloomgrove.com

Our Heirloom Grove brand is planned to include sauces, jams, compotes, and other canned fruit products sourced from organic, world-renowned orchards and groves of Washington state. Product packaging and social media promotion of Heirloom Grove will connect consumers with real artisans and farmers and their communities. The stories behind the brand will highlight the fair-trade practices of these farmers and artisans, in a stark and refreshing contrast to the practices of large-scale megafarms and agriculture conglomerates.

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

Herb Infused Coconut Oil

(HerbInfusedCoconutoil.com, HerbCoconutoil.com, Coconutoilrefined.com)

Enjoy all the benefits of coconut oil without the coconut flavor. Our herb-infused, flavorless, and refined liquid coconut oils are a healthy alternative to traditional cooking oils, oil-based marinades and dressings. Naturally rich in medium chain triglycerides (“MCTs”) or medium chain fatty acids, our oils are more easily digested and processed in the liver than other fats. We believe that MCTs fuel the brain and body while creating a thermogenic effect, aiding in caloric burn. As a favorite feature of ketogenic diets, we believe that MTCs make it much easier to get into and stay in ketosis.

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

April 2016 research from Information Resources Inc. and Boston Consulting Group found that “U.S. sales of consumer-packaged goods in 2015 rose by 3.1 percent, to $670 billion, a pace last achieved in 2012. It also found that small companies (less than $1 billion in sales) and midsized companies ($1 billion to $5 billion) accounted for 46.4 percent of total CPG sales, a 0.5 percentage-point gain since 2014, and 2.7 percentage point gain since 2011. That translates into a more than $18 billion shift in market share [from 2011 through 2015].”4

This success of smaller CPG firms at the expense of their larger rivals has not gone unnoticed. Many of the established incumbents have begun to invest in, or acquire outright, their smaller competitors.

Market Size

The global market for consumer-packaged goods is projected to grow from $8 trillion in 2014 to $14 trillion in 2025.5 The North American packaged foods market is projected to grow from $416.9 billion in 2014 to $440.3 billion in 2019.6 Although overall growth in recent years has been relatively slow in North America, significant growth exists in certain product categories, geographies, and distribution channels (or combinations of these).

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

Earned Media

Connecting with our consumers through social media will be an important element of our business growth strategy. According to a recent study, approximately 71% of consumers who have had a good social media service experience with a brand are likely to recommend it to others.7 Another study of 1,000 consumers found that approximately 48% want to purchase from brands that are responsive to their customers on social media.8

For example, every time we ship in order to Los Angeles, we should include a slip with the order encouraging the purchaser to share their purchase with local specific hashtags, such as hashtag Los Angeles Artisan Foods.

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

We will then use third-party data sources to build target lists of retail locations in proximity to our customers (and/or their demographic “look-alikes”) within markets currently targeted through online advertising.

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

Revenue derived from emerging artisan products companies

Once we have established the ACG brand, built our manufacturing hub, and created a network of online and offline distributors, we expect to become a launching platform for emerging artisan products. These firms will pay ACG upfront fees for access to our manufacturing hub and distributor network, and consultations on go-to-market strategy. Subsequent product sales will also be subject to revenue sharing agreement.

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

Facilities

We currently do not rent any real property or offices. Our current administrative business address is 999 N Northlake Way Ste 203, Seattle, Washington 98103-3442. We do not conduct any operations at such address. The Company is looking for principal office space, appropriate for the Company’s stage of development, in Gold Bar, Washington.

ITEM 1A. RISK FACTORS

RISKS RELATING TO OUR COMPANY

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current business address is 999 N Northlake Way Ste 203, Seattle, Washington 98103-3442. We do not conduct any operations at that address. Our telephone number is (206) 517-7141.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

MARKET INFORMATION

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “ARRT”. As of September XX, 2021, the Company had 4,400,048 shares of common stock issued and outstanding, and we had approximately 28 holders of record of our common stock.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2021.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.

OVERVIEW

We intend to engage a distribution partner that has a sufficient broker network and co-packer/manufacturer in order distribute our products through several channels. We believe there will be an increasing demand for enhanced and functional products in 2022 as consumers look for healthy alternatives to enhance their lifestyle. We expect our brand to capitalize on this and potential consumer demand.

CASH FLOWS

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs. Our ability to continue as a going concern is dependent on our company obtaining additional capital to fund operating losses until we become profitable. If we are unable to obtain additional capital, we could be forced to significantly curtail or cease operations.

We have only realized nominal revenues from our business. In the next 12 months, we plan to identify business to whom we can license and/or distribute our brand and product(s) as well as seek additional opportunities to continue as a going concern.

COVID-19

In December 2019, a novel strain of COVID-19 was reported in China. Since then, the COVID-19 has spread globally including across North America and the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020.

Specifically, we caution that our business could be materially and adversely affected by the risks, or the public perception of the risks, related to the outbreak of COVID-19. To date, COVID has directly impacted the ability we have to participate in trade show events and other in-person marketing. Although retailers which may carry our products may be considered essential businesses and therefore be allowed to remain operational, they may experience significantly reduced demand. The risk of a pandemic, or public perception of the risk, could cause customers to avoid public places, including retail properties, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory to our customers. Further, such risks could also adversely affect retail customers’ financial condition, resulting in reduced spending on our products, which are marketed as premium products. “Shelter-in-place” or other such orders by governmental entities could also disrupt our operations, if our employees or the employees of our sourcing partners who cannot perform their responsibilities from home, are not able to report to work. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our co-packing facilities or operations of our sourcing partners.

CRITICAL ACCOUTNING POLICIES

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Overview. We had no revenues for the years ended June 30, 2021 and 2020, respectively. There was a net income of $15,344 after a return to the Company of $25,080 in stock-based compensation and a gain of $12,350 from extinguishment of debt and a net loss of $22,723 year ended June 30, 2020. The 37,067 decrease in net loss is attributable to the factors discussed below.

Revenues. We generated no revenues for the fiscal years ended June 30, 2021 and 2020.

Expenses. For the year ended June 30, 2021, we incurred total operating expenses of $(3,408), consisting of a return to the Company of stock-based compensation of ($25,080) offset by stock-based compensation of $560, professional fees of $20,490, and general and administrative expenses of $622. For the year period ended June 30, 2020, we incurred total operating expenses of $18,152, consisting of stock-based compensation of $910, professional fees of $15,744, and general and administrative expenses of $1,498.

Other Income (Expense). Our total other income (expense) was $11,936 and ($3,571) for the years ended June 30, 2021 and 2020, respectively. The decrease of $15,507 was attributable to a gain of $12,350 from extinguishment of debt and a $3,157 decrease in other expense related to the change in market value of shares issued to Mr. Drury but not yet sold (See Note 3 – Related Party Transaction in the accompanying notes to the financial statements).

The following table provides selected financial data about our company for the years ended June 30, 2021 and 2020.

Balance Sheet Data	June 30, 2021	June 30, 2020
Cash	$901	$5,409
Total Assets	$901	$5,776
Total Liabilities	$183,117	$178,816
Shareholders’ Deficit	$(182,216)	$(173,040)

GOING CONCERN

Artisan Consumer Goods, Inc. currently has limited operations. Our independent auditor has issued an audit opinion for Artisan Consumer Goods, Inc. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2021 was $901 with $183,117 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $100,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at June 30, 2021, our total assets were $901 for cash.

As at June 30, 2021, our current liabilities of $183,117 were comprised of account payable of $32,349, accrued liabilities for $48,571 and related party loans of 102,497. As at June 30, 2021, our stockholders’ deficiency was $(182,216).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $(14,508) and $(14,591) for the fiscal years ended June 30, 2021 and 2020, respectively.

Cash Flows from Financing Activities

For the fiscal years ended June 30, 2021 and 2020, net cash flows provided by financing activities was $10,000 and $20,000, respectively from related party cash advances.

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

If we are unsuccessful in raising at least $100,000 through a private placement, we will then have to seek additional funds through debt financing, which would be highly difficult for a new, development stage business to obtain. Therefore, the Company is highly dependent upon the success of an anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with little in the way of operations to date, we would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. If and when these funds are obtained, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing, we would be required to cease business operations and as a result, investors in our common stock would lose all of their investment.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

Artisan Consumer Goods, Inc.

June 30, 2021 and June 30, 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Artisan Consumer Goods, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Artisan Consumer Goods, Inc. (the “Company”) as of June 30, 2021, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

September 28, 2021

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

Seattle, Washington

November 21, 2020

ARTISAN CONSUMER GOODS, INC.
Balance Sheets

	June 30, 2021	June 30, 2020

Assets
Current assets:
Cash	$901	$5,409
Inventory	-	367
Total current assets	901	5,776

Total Assets	$901	$5,776

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$32,349	$38,462
Accrued expenses	48,271	47,857
Related party loans	102,497	92,497
Total current liabilities	183,117	178,816

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of June 30, 2021 and 2020	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of June 30, 2021 and 2020	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	6,073	30,593
Accumulated deficit	(19,176,889)	(19,192,233)
Total stockholders' deficiency	(182,216)	(173,040)

Total Liabilities and Stockholders' Deficiency	$901	$5,776

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Operations

	For the Years Ended
	June 30, 2021	June 30, 2020

Operating expenses:
Stock based compensation	$(24,520)	$910
Professional fees	20,490	15,744
General and administrative expenses	622	1,498
Total operating expenses	(3,408)	18,152

Net operating income (loss)	3,408	(18,152)

Other income (expense):
Other income	(414)	(3,571)
Gain in extinguishment of debt	12,350	-
Total Other income (expense)	11,936	(3,571)

Net income (loss)	$15,344	$(21,723)

Basic and diluted income (loss) per share	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statement of Changes in Stockholders' Deficiency

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	To Be Issued	Deficit	Deficiency
Balance at June 30, 2019	4,400,048	$4,400	-	$-	$18,984,200	$29,683	$(19,170,510)	$(152,227)

Common Stock to be issued						910		910
Net loss							(21,723)	(21,723)

Balance at June 30, 2020	4,400,048	$4,400	-	$-	$18,984,200	$30,593	$(19,192,233)	$(173,040)

Common Stock to be issued						(24,520)		(24,520)
Net loss							15,344	15,344

Balance at June 30, 2021	4,400,048	$4,400	-	$-	$18,984,200	$6,073	$(19,176,889)	$(182,216)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Cash Flow

	For the Years Ended
	June 30, 2021	June 30, 2020

Cash flows from operating activities:
Net income (loss)	$15,344	$(21,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	(24,520)	910
Fair value adjustment for shares issued from settlement agreement (Note 3)	414	-
Gain on extinguishment of debt	(12,350)	-
Changes in operating assets and liabilities:
Inventory	367	56
Accounts payable	6,237	2,595
Accrued expenses	-	3,571
Net cash used in operating activities	(14,508)	(14,591)

Cash flows from financing activities
Proceeds from related party advances	10,000	20,000
Net cash provided by financing activities	10,000	20,000

Net increase (decrease) in cash	(4,508)	5,409
Cash - beginning of the year	5,409	-
Cash - end of the year	$901	$5,409

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.

Notes to Financial Statements

As of June 30, 2021 and 2020

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Artisan Consumer Goods, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and its year-end is June 30. The Company’s principle executive office address is 999 N Northlake Way Ste 203, Seattle, Washington 98103-3442.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2021.

The Company maintains its cash balance at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market. The cost of inventory includes the cost of raw materials and freight. As of June 30, 2021 and 2020, the Company had raw materials inventory of -0- and $367, respectively, with no allowance for obsolescence. At March 31, 2021, the Company wrote-off the inventory as spoiled in the accompanying statements of operations.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to ($24520) and $910 for the years ended June 30, 2021and 2020, respectively. On August 16, 2020, a consultant released the Company from issuing 50,000 shares of the Company’s unregistered common stock earned under a January 15, 2019 agreement. On August 16, 2020, the Company reversed the unissued shares valued at $25,500 or $0.51 per share to operating expense in the accompanying statement of operations.

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

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of June 30, 2021 and 2020.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,176,889 at June 30, 2021 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

There have been no new accounting pronouncements during the year ended June 30, 2021 that we believe would have a material impact on our financial position or results of operations.

NOTE 3 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. Mr. Drury has not sold these shares as of June 30, 2021. For the years ended June 30, 2021 and 2020, the Company recognized ($414) and ($3,571) respectively, of other income (expense) due to the marking of these shares to fair value subsequent to issuance. As a result of the settlement agreement, the Company wrote-off liabilities of $624,900 related to Mr. Drury to additional paid-in capital on the accompanying balance sheet during the three months ended September 30, 2016.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $92,497 as a related party loan. During May 2017, a related party advanced the Company an additional $10,000. The proceeds for these loans were used for working capital. As of June 30, 2021, and 2020, there are related party loans totaling $102,497 and $92,497, respectively. These advances are unsecured, due on demand and carry no interest or collateral.

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

On November 8, 2016, the Company signed an agreement with a consultant for accounting services to the Company. The consultant is compensated with cash and paid $35 per hour in restricted shares of the Company’s common stock based on the closing price of the Company’s common stock on the date of the invoice from the consultant. As of June 30, 2021, the consultant has earned 24,385 shares valued at $6,073 or $0.249 per share. The shares were not issued to the consultant as of June 30, 2021.

As of June 30, 2021, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

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

The Company evaluated all events or transactions that occurred after June 30, 2021 up through September 28, 2021. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2021.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2021, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Amber Joy Finney, our President and Chief Officer, Treasurer and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Ms. Finney concluded that, as of June 30, 2021, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and Chief Executive Officer, and sole Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2021.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of June 30, 2021 are as follows:

Name	Age	Positions and Offices
Amber Joy Finney	42	President and Chief Executive Officer, Treasurer and director
William Drury	58	Secretary

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended June 30, 2021 and 2020:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal year ended as indicated:

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total($)
Amber Joy Finney (1)	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

William Drury (2)	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

_____________

(1)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.
(2)

Appointed Secretary on February 19, 2013. Appointed President on July 31, 2015, appointed Treasurer and director on February 19, 2013, and resigned as President, Treasurer and director September 28, 2016.

None of our directors have received monetary compensation since our inception through June 30, 2021. We currently do not pay any compensation to our directors serving on our board of directors.

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

The following table sets forth director compensation as of June 30, 2021:

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

Title of Class	Name and Address of Beneficial Owner (5)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Amber Joy Finney (2)	2,271,426	51.6%
Common Stock	William Drury (3)	681,434	15.5%
Common Stock	Jean Jacques Mariani (4)	342,859	7.8%
All directors and executive officers as a group (2 persons)		3,295,719	74.9%

_____________

(1)	As of December 15, 2020 we had 4,400,048 shares of common stock outstanding.
(2)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.
(3)

Appointed Secretary on February 19, 2013. Appointed President on July 31, 2015, appointed Treasurer and director on February 19, 2013, and resigned as President, Treasurer and director September 28, 2016. 85,717 shares held by Wicawibe LLC, and 595,717 shares held by Gain Delight Trading Ltd.

(4)	Address is unknown.
(5)	Unless otherwise noted, the address of each person listed is c/o Artisan Consumer Goods, Inc., 999 N Northlake Way Ste 203, Seattle, Washington 98103-3442.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended June 30, 2021 and 2020, the total fees charged to the company for audit services, including quarterly reviews were $8,335 and $8,350 and for tax services and other services were $0 and $0, respectively.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: September 28, 2021	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)

