Form 10-Q
period 2021-09-30
Artisan Consumer Goods, Inc.
filed 2021-11-17
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(206) 517-7147

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

As of November 17, 2021, there were 4,400,048 shares of common stock, $0.001 par value per share, outstanding.

ARTISAN CONSUMER GOODS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

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

ARTISAN CONSUMER GOODS, INC.
Balance Sheets

	September 30, 2021	June 30, 2021
	(Unaudited)
Assets
Current assets:
Cash	$30,195	$901
Inventory	-	-
Total current assets	30,195	901

Other assets
Intellectual property (net of accumulated amortization of $625 at September 30, 2021)	8,375	-
Trademarks	1,000	-
Total other assets	9,375	-

Total Assets	$39,570	$901

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$34,626	$32,349
Accrued expenses	45,714	48,271
Related party loans	154,216	102,497
Total current liabilities	234,556	183,117

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of September 30, 2021 and June 30, 2021	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of September 30, 2021 and June 30, 2021	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	6,493	6,073
Accumulated deficit	(19,190,079)	(19,176,889)
Total stockholders' deficiency	(194,986)	(182,216)

Total Liabilities and Stockholders' Deficiency	$39,570	$901

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Operations (Unaudited)

	For the Three Months Ended
	September 30, 2021	September 30, 2020

Operating expenses:
Stock based compensation	$420	$(25,290)
Professional fees	14,535	6,389
General and administrative expenses	167	(105)
Total operating expenses	15,747	(19,006)

Net operating income (loss)	(15,747)	19,006

Other income (expense):
Other income	2,557	26,429
Gain in extinguishment of debt	-	-
Total Other income (expense)	2,557	26,429

Net income (loss)	$(13,190)	$45,435

Basic and diluted income (loss) per share	$(0.00)	$0.01

Weighted average number of common
shares outstanding - basic and diluted	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statement of Changes in Stockholders' Deficiency

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	To Be Issued	Deficit	Deficiency

Balance at 6/30/2020	4,400,048	$4,400	-	$-	$18,984,200	$30,593	$(19,192,233)	$(173,040)

Common Stock to be issued						(25,290)		(25,290)
Net loss							45,435	45,435

Balance at 9/30/2021 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$5,303	$(19,146,798)	$(152,895)

Balance at 6/30/2021	4,400,048	$4,400	-	$-	$18,984,200	$6,073	$(19,176,889)	$(182,216)

Common Stock to be issued						420		420
Net loss							(13,190)	(13,190)

Balance at 09/30/2021 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$6,493	$(19,190,079)	$(194,986)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Cash Flow (Unaudited)

	For the Three Months Ended
	September 30, 2021	September 30, 2020

Cash flows from operating activities:
Net income (loss)	$(13,190)	$45,435
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	625	-
Stock based compensation	420	(25,290)
Fair value adjustment for shares issued from settlement agreement (Note 3)	(2,557)	(26,429)
Changes in operating assets and liabilities:
Accounts payable	2,277	2,081
Net cash used in operating activities	(12,425)	(4,203)

Cash flows from investing activities:
Asset purchase of Within / Without Granola	(10,000)	-
Net cash used in investing activities	(10,000)	-

Cash flows from financing activities
Proceeds from related party advances	51,719	-
Net cash provided by financing activities	51,719	-

Net increase (decrease) in cash	29,294	(4,203)
Cash - beginning of the year	901	5,409
Cash - end of the year	$30,195	$1,206

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.

Notes to Financial Statements

As of September 30, 2021 and June 30, 2021

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

The Company is currently working on restarting the Within / Without Granola (“WWG”) brand which was acquired on July 15, 2021 form Paleo Scavenger, LLC for $10,000.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2021.

The Company maintains its cash balance at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market. The cost of inventory includes the cost of raw materials and freight. At March 31, 2021, the Company wrote-off the inventory as spoiled.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $420 and ($25,290) for the three months ended September 30, 2021 and 2020, respectively. On August 16, 2020, a consultant released the Company from issuing 50,000 shares of the Company’s unregistered common stock earned under a January 15, 2019 agreement. On August 16, 2020, the Company reversed the unissued shares valued at $25,500 or $0.51 per share to operating expense in the accompanying statement of operations.

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

The Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet at fair value in accordance with ASC 825-10 as of September 30, 2021 and June 30, 2021.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,190,079 at September 30, 2021 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

There have been no new accounting pronouncements during the year ended September 30, 2021 that we believe would have a material impact on our financial position or results of operations.

NOTE 3 ACQUISITIION AND INTANGIBLE ASSETS

On July 15, 2021, the Company acquired the assets of Paleo Scavenger, LLC (Paleo) for $10,000. Paleo owns the Within / Without Granola (“WWG”) brand. The purchase price includes the WWG trademarks, brands, books, records, intellectual property, commercial sales channel, customer lists and manufacturing rights. WWG ceased operations in early 2021. As of September 30, 2021, the Company has not restarted operations.

The purchase price has been allocated to the net assets acquired based upon their estimated fair values as follows:

WWG Trademark	1,000
Commercial Sales Channel	2,000
Customer List	5,000
Other Intellectual Property	2,000

Total	$10,000

The fair value of the Intangible assets: commercial sales channel, customer list and other intangible assets was calculated using the net present value of the projected gross profit to be generated over the next 36 months beginning on July 15, 2021 with quarterly amortization of $750. The WWG Trademark was deemed to have an indefinite life and will be evaluated for impairment on an annual basis.

Proforma information has not been presented as it has been deemed immaterial.

NOTE 4 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. Mr. Drury has not sold these shares as of September 30, 2021. For the three months ended September 30, 2021 and 2020, the Company recognized $2,557 and $26,429, respectively, of other income due to the marking of these shares to fair value subsequent to issuance. As a result of the settlement agreement, the Company wrote-off liabilities of $624,900 related to Mr. Drury to additional paid-in capital on the accompanying balance sheet during the three months ended September 30, 2016.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $144,216 as a related party loan. During May 2017, a related party advanced the Company an additional $10,000. The proceeds for these loans were used for working capital. As of September 30, 2021, and June 30, 2021, there are related party loans totaling $154,216 and $92,497, respectively. These advances are unsecured, due on demand and carry no interest or collateral.

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

As of September 30, 2021, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 6 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2021 up through November 17, 2021. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Artisan Consumer Goods, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2021 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-54838; the “Form 10-K”), as filed with the Securities and Exchange Commission on September 29, 2021. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

CRITICAL ACCOUNTING POLICIES

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Financial Notes.

PLAN OF OPERATION

Our plan of operation for the following twelve months is as follows:

On July 15, 2021, we acquired the assets of Paleo Scavenger, LLC for $10,000. Paleo owns the Within / Without Granola (“WWG”) brand. The purchase price includes the WWG trademarks, brands, books, records, intellectual property, commercial sales channel, customer lists and manufacturing rights. Early in 2021, WWG ceased operations and we intend to restart the manufacturing process in the near future.

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

Results of Operations for the Three months Ended September 30, 2021 and 2020

The Company had no revenues for the three months ended September 30, 2021 and 2020.

For the three-month period ended September 30, 2021, we incurred total operating expenses of $15,747, consisting of stock-based compensation of $420, professional fees of $14,535 and general and administrative expenses of $167. For the three-month period ended September 30, 2020, we incurred total operating expenses of ($19,006), consisting of stock-based compensation of ($25,290) from a consultant which released the Company from issuing 50,000 shares of the Company’s unregistered common stock earned under a January 15, 2019 agreement for $25,500 and general and administrative expenses of ($105), offset by professional fees of $6,389.

We reported a net loss of $13,190 for the three months ended September 30, 2021, compared to net income of $45,435 for the three months ended September 30, 2020. The $58,625 increase in net loss was primarily a result of an increase in other income of $26,429 from the marking of the shares issued buy not sold by Mr. Drury, the Company’s former CEO, to fair value subsequent to issuance. Please refer to Note 3 – Related Party Transactions in the accompanying Notes to the Financial Notes during the three months ended September 30, 2020. In addition, on August 16, 2020, a consultant released the Company from issuing 50,000 shares of the Company’s unregistered common stock earned under a January 15, 2019 agreement for $25,500.

Liquidity and Capital Resources

At September 30, 2021, we had a cash balance of $30,195 and total current liabilities of 234,556. Our working capital balance at September 30, 2021, was $(204,361). We do not have sufficient cash on hand to fund our ongoing operational expenses at all. We will need to raise at least $87,300 to commence our plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or a debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

As at September 30, 2021, our total assets were $39,570, consisting of $30,195 of cash, intellectual property (net of accumulated amortization) for $8,375 and trademarks of 1,000.

As at September 30, 2021, our current liabilities were $234,556 and stockholders’ deficiency was $(194,986).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $12,425 and $4,203 for the three months ended September 30, 2021 and 2020, respectively.

Cash Flows from Investing Activities

For the three months ended September 30, 2021 and 2020, net cash flows provided by investing activities was $10,000 and $-0-, respectively, from our asset purchase of Within / Without Granola.

Cash Flows from Financing Activities

For the three months ended September 30, 2021 and 2020, net cash flows provided by financing activities was $51,719 and $-0-, respectively, from advances from our CEO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Amendment (3)
3.1.4	Certificate of Amendment (4)
3.1.5	Certificate of Change (5)
3.1.6	Certificate of Amendment (6)
3.2.1	Bylaws (1)
10.1	Asset Purchase and Sale Agreement between Artisan Consumer Goods and Paleo Scavenger, LLC.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_________________

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-176939), filed with the Commission on September 21, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on October 15, 2013.
(3)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on January 31, 2017.
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2016 (File No. 000-54838), filed with the Commission on February 1, 2017.
(5)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on October 16, 2017.
(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54838), filed with the Commission on May 23, 2018.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: November 17, 2021	By:	/s/ Amber Joy Finney
Name: Amber Joy Finney
Title: President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

