Form 10-Q
period 2022-03-31
Artisan Consumer Goods, Inc.
filed 2022-05-11
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, there were 4,400,048 shares of common stock, $0.001 par value per share, outstanding.

ARTISAN CONSUMER GOODS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2022

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

ARTISAN CONSUMER GOODS, INC.

Balance Sheets

	March 31, 2022	June 30, 2021
	(Unaudited)
Assets
Current assets:
Cash	$16,942	$901
Total current assets	16,942	901

Other assets
Intellectual property (net of accumulated amortization of $ 2,125
at March 31, 2022)	6,875	-
Trademarks	1,000	-
Total other assets	7,875	-

Total Assets	$24,817	$901

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$29,537	$32,349
Accrued expenses	48,250	48,271
Related party loans	154,216	102,497
Total current liabilities	232,003	183,117

Commitments and contingencies	-	-

Stockholders' deficiency:

Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of March 31, 2022 and June 30, 2021	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of March 31, 2022 and June 30, 2021	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	7,298	6,073
Accumulated deficit	(19,203,084)	(19,176,889)
Total stockholders' deficiency	(207,186)	(182,216)

Total Liabilities and Stockholders' Deficiency	$24,817	$901

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Operating expenses:
Stock based compensation	$245	$385
Professional fees	2,968	8,071
General and administrative expenses	164	531
Total operating expenses	4,127	8,987

Net operating income (loss)	(4,127)	(8,987)

Other income (expense):
Other income (expense)	150	(12,746)
Total Other income (expense)	150	(12,746)

Net income (loss)	$(3,977)	$(21,733)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic and diluted	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statement of Changes in Stockholders' Deficiency

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock To Be	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficiency
For the Three Months Ended March 31, 2021
Balance at 12/31/2020 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$5,513	$(19,167,100)	$(172,987)

Stock based compensation						385		385
Net loss							(21,733)	(21,733)

Balance at 3/31/2021 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$5,898	$(19,188,833)	$(194,335)

For the Nine Months Ended March 31, 2021
Balance at 06/30/2020	4,400,048	$4,400	-	$-	$18,984,200	$30,593	$(19,192,233)	$(173,040)

Stock based compensation						(24,695)		(24,695)
Net loss							3,400	3,400

Balance at 3/31/2021 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$5,898	$(19,188,833)	$(194,335)

For the Three Months Ended March 31, 2022
Balance at 12/31/2021 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$7,053	$(19,199,107)	$(203,454)

Stock based compensation						245		245
Net loss							(3,977)	(3,977)

Balance at 03/31/2022 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$7,298	$(19,203,084)	$(207,186)

For the Nine Months Ended March 31, 2022
Balance at 06/30/2021	4,400,048	$4,400	-	$-	$18,984,200	$6,073	$(19,176,889)	$(182,216)

Stock based compensation						1,225		1,225
Net income							(26,195)	(26,195)

Balance at 03/31/2022 (Unaudited)	4,400,048	$4,400	-	$-	$18,984,200	$7,298	$(19,203,084)	$(207,186)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

 Statements of Cash Flow (Unaudited)

	For the Nine Months Ended
	March 31, 2022	March 31, 2021

Cash flows from operating activities:
Net income (loss)	$(26,195)	$3,400
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	2,125	-
Stock based compensation	1,225	(24,695)
Fair value adjustment for shares issued from settlement agreement (Note 3)	(21)	603
Changes in operating assets and liabilities:
Inventory	-	367
Accounts payable	(2,812)	7,362
Net cash used in operating activities	(25,678)	(12,963)

Cash flows from investing activities:
Asset purchase of Within / Without Granola	(10,000)	-
Net cash used in investing activities	(10,000)	-

Cash flows from financing activities
Proceeds from related party advances	51,719	10,000
Net cash provided by financing activities	51,719	10,000

Net increase (decrease) in cash	16,041	(2,963)
Cash - beginning of the year	901	5,409
Cash - end of the year	$16,942	$2,446

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.

Notes to Financial Statements (Unaudited)

As of March 31, 2022 and June 30, 2021

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

The Company is currently working on restarting the Within / Without Granola (“WWG”) brand, which was acquired on July 15, 2021 form Paleo Scavenger, LLC for $10,000.

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

The results for the three and nine months ended March 31, 2022 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed with the Securities and Exchange Commission on September 29, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2022.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $245 and $385 for the three months ended March 31, 2022 and 2021, respectively, and $1,225 and ($24,695) for the nine months ended March 31, 2022 and 2021, respectively. On August 16, 2020, a consultant released the Company from issuing 50,000 shares of the Company’s unregistered common stock earned under a January 15, 2019 agreement. On August 16, 2020, the Company reversed the unissued shares valued at $25,500 or $0.51 per share to operating expense in the accompanying statements of operations.

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

The Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet at fair value in accordance with ASC 825-10 as of March 31, 2022 and June 30, 2021.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,203,084 at March 31, 2022 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

There have been no new accounting pronouncements during the year ended March 31, 2022 that we believe would have a material impact on our financial position or results of operations.

NOTE 3 ACQUISITIION AND INTANGIBLE ASSETS

On July 15, 2021, the Company acquired the assets of Paleo Scavenger, LLC (Paleo) for $10,000. Paleo owns the Within / Without Granola (“WWG”) brand. The purchase price includes the WWG trademarks, brands, books, records, intellectual property, commercial sales channel, customer lists and manufacturing rights. WWG ceased operations in early 2021. As of March 31, 2022, the Company has not restarted operations.

The purchase price has been allocated to the net assets acquired based upon their estimated fair values as follows:

WWG Trademark	1,000
Commercial Sales Channel	2,000
Customer List	5,000
Other Intellectual Property	2,000

Total	$10,000

The fair value of the Intangible assets: commercial sales channel, customer list and other intangible assets was calculated using the net present value of the projected gross profit to be generated over the next 36 months beginning on July 15, 2021 with quarterly amortization of $750. The WWG Trademark was deemed to have an indefinite life and will be evaluated for impairment on an annual basis. Amortization expense amounted to $750 and $2,125 for the three and nine months ended March 31, 2022, respectively, in the accompanying statements of operations.

Proforma information has not been presented as it has been deemed immaterial.

NOTE 4 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. Mr. Drury has not sold these shares as of March 31, 2022. For the three months ended March 31, 2022 and 2021, the Company recognized $150 and ($12,746), respectively, and $21 and ($603) for the nine months ended March 31, 2022 and 2021, respectively, of other income (expense) due to the marking of these shares to fair value subsequent to issuance. As a result of the settlement agreement, the Company wrote-off liabilities of $624,900 related to Mr. Drury to additional paid-in capital on the accompanying balance sheet during the three months ended September 30, 2016.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $144,216 as a related party loan. During May 2017, a related party advanced the Company an additional $10,000. The proceeds for these loans were used for working capital. As of March 31, 2022 and June 30, 2021, there are related party loans totaling $154,216 and $102,497, respectively. These advances are unsecured, due on demand and carry no interest or collateral.

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

As of March 31, 2022, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 6 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2022 up through May 11, 2022. During this period, the Company did not have any material recognizable subsequent events.

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

Results of Operations for the Three months Ended March 31, 2022 and 2021

The Company had no revenues for the three months ended March 31, 2022 and 2021.

For the three-month period ended March 31, 2022, we incurred total operating expenses of $4,127, consisting of stock-based compensation of $245, professional fees of $2,968 and general and administrative expenses of $164. For the three-month period ended December 31, 2020, we incurred total operating expenses of $8,987, consisting of stock-based compensation of $385, professional fees of $8,071 and general and administrative expenses of $531.

We reported net losses of $3,977 and $21,733 for the three months ended March 31, 2022 and 2021, respectively. The $17,756 decrease in net loss was primarily a result of an increase in other loss of $12,896 from the marking of the shares issued buy not sold by Mr. Drury, the Company’s former CEO, to fair value subsequent to issuance. Please refer to Note 3 – Related Party Transactions in the accompanying Notes to the Financial Notes during the three months ended December 31, 2020.

Results of Operations for the Nine months Ended March 31, 2022 and 2021

The Company had no revenues for the nine months ended March 31, 2022 and 2021.

For the nine-month period ended March 31, 2022, we incurred total operating expenses of $26,216, consisting of stock-based compensation of $1,225, professional fees of $21,146 and general and administrative expenses of $1,720. For the nine-month period ended December 31, 2020, we incurred total operating expenses of ($4,003), consisting of stock-based compensation of ($20,115) from a consultant which released the Company from issuing 50,000 shares of the Company’s unregistered common stock earned under a January 15, 2019 agreement for $25,500, offset by general and administrative expenses of $577 and professional fees of $20,115.

We reported a net loss of $26,195 for the nine months ended March 31, 2022, compared to net income of $3,400 for the nine months ended December 31, 2020. The $29,595 increase in net loss was primarily a result of a consultant releasing the Company from issuing 50,000 shares of the Company’s unregistered common stock on August 16, 2020, The shares were earned under a January 15, 2019 agreement for $25,500. In addition, other income increased by $624 from the marking of the shares issued but not sold by Mr. Drury, the Company’s former CEO, to fair value subsequent to issuance. Please refer to Note 3 – Related Party Transactions in the accompanying Notes to the Financial Notes during the nine months ended December 31, 2020.

Liquidity and Capital Resources

At March 31, 2022, we had a cash balance of $16,942 and total current liabilities of $232,003. Our working capital balance at March 31, 2022, was $(215,061). We do not have sufficient cash on hand to fund our ongoing operational expenses at all. We will need to raise at least $87,300 to commence our plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or a debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

As at March 31, 2022, our total assets were $24,817, consisting of $16,942 of cash, intellectual property (net of accumulated amortization) for $6,875 and trademarks of 1,000.

As at March 31, 2022, our current liabilities were $232,003 and stockholders’ deficiency was $(207,186).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $25,678 and $12,963 for the nine months ended March 31, 2022 and 2021, respectively.

Cash Flows from Investing Activities

For the nine months ended March 31, 2022 and 2021, net cash flows used by investing activities was $10,000 and $-0-, respectively, from our asset purchase of Within / Without Granola.

Cash Flows from Financing Activities

For the nine months ended March 31, 2022 and 2021, net cash flows provided by financing activities was $51,719 and $-0-, respectively, from advances from our CEO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2022.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: May 11, 2022	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

