Form 10-K
period 2022-06-30
Artisan Consumer Goods, Inc.
filed 2022-09-30
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

Commission File No. 000-54838

ARTISAN CONSUMER GOODS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1240056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At December 31, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $162,000.

As of September 30, 2022, there were 4,400,048 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

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

As of June 30, 2022, we were authorized to issue 500,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

Our independent auditor has issued an audit opinion which includes a statement raising substantial doubt as to our ability to continue as a going concern.

Our Business – and Immediate Need for Financing

On July 15, 2021, we acquired the assets of Paleo Scavenger, LLC for $10,000. Paleo owns the Within / Without Granola (“WWG”) brand. The purchase price includes the WWG trademarks, brands, books, records, intellectual property, commercial sales channel, customer lists and manufacturing rights. Early in 2021, WWG ceased operations and we restarted the manufacturing process in June 2022.

We generated our first sales since inception during August 2022 of approximately $600. We are currently selling our granola products on Shopify. In addition, we are in the process of qualifying to sell our products on Amazon.

We must raise at least $100,000 to commence our plan of operation, described above, and fund our ongoing operational expenses. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue our operations. Management believes that if we are successful in raising $100,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

MARKET INFORMATION

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “ARRT”. As of September 30, 2022, the Company had 4,400,048 shares of common stock issued and outstanding, and we had approximately 28 holders of record of our common stock.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock, and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2022.

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

CRITICAL ACCOUTNING POLICIES

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Overview. We had no revenues for the years ended June 30, 2022 and 2021, respectively. There was a net loss of $(38,537) for the year ended June 30, 2022 and net income of $15,344 after a return to the Company of $25,080 in stock-based compensation and a gain of $12,350 from extinguishment of debt. The $53,881 increase in net loss is attributable to the factors discussed below.

Revenues. We generated no revenues for the fiscal years ended June 30, 2022 and 2021.

Expenses. For the years ended June 30, 2022 and 2021, respectively, we incurred total operating expenses of 30,297 and $(3,408). The increase of 33,705 was primarily a result $25,990 increase in stock-based compensation from a return to the Company of stock-based compensation of $(25,080) during the year ended June 30, 2021, an increase in professional fees of $3,581, an increase in amortization expense of $2,875 from our July 15, 2021 of the Within / Without Granola brand and an increase of $1,259 of general and administrative expenses .

Other Income (Expense). Our total other income (expense) was $(8,240) and $11,936 for the years ended June 30, 2022 and 2021, respectively. The decrease of $20,176 was attributable to a gain of $12,350 from debt extinguishment for the year ended June 30, 2021 and an inventory impairment charge of $8,225 during the year ended June 30, 2022, offset by a $399 decrease in other expense related to the change in market value of shares issued to Mr. Drury but not yet sold (See Note 3 – Related Party Transaction in the accompanying notes to the financial statements).

The following table provides selected financial data about our company for the years ended June 30, 2022 and 2021.

Balance Sheet Data	June 30, 2022	June 30, 2021
Cash	$13,555	$901
Total Assets	$28,904	$901
Total Liabilities	$248,187	$183,117
Shareholders’ Deficit	$(219,283)	$(182,216)

GOING CONCERN

Artisan Consumer Goods, Inc. currently has limited operations. Our independent auditor has issued an audit opinion for Artisan Consumer Goods, Inc. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $13,555 and working capital was $(226,408) at June 30, 2022. Total expenditures over the next 12 months are expected to be approximately $100,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at June 30, 2022, our total assets were $28,904 were comprised of cash for $13,555, $8,224 for inventory, intellectual property of $6,125 (net of accumulated amortization) and trademarks for $1,000. The intellectual property and trademarks resulted from our July 15, 2021 acquisition of the Within / Without Granola brand.

As at June 30, 2022, our current liabilities of $248,187 were comprised of account payable of $45,685, accrued liabilities for $48,286 and related party loans of $154,216. As at June 30, 2022, our stockholders’ deficiency was $(219,283).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $(29,065) and $(14,508) for the fiscal years ended June 30, 2022 and 2021, respectively.

Cash Flows from Investing Activities

For the years ended June 30, 2022 and 2021, net cash flows used by investing activities was $10,000 and $-0-, respectively, from our asset purchase of Within / Without Granola on July 15, 2021.

Cash Flows from Financing Activities

For the fiscal years ended June 30, 2022 and 2021, net cash flows provided by financing activities was $51,719 and $10,000, respectively from related party cash advances.

PLAN OF OPERATION

Our plan of operation for the following twelve months is as follows:

On July 15, 2021, we acquired the assets of Paleo Scavenger, LLC for $10,000. Paleo owns the Within / Without Granola (“WWG”) brand. The purchase price includes the WWG trademarks, brands, books, records, intellectual property, commercial sales channel, customer lists and manufacturing rights. Early in 2021, WWG ceased operations and we restarted the manufacturing process in June 2022.

We generated our first sales since inception during August 2022 of approximately $600. We are currently selling our granola products on Shopify. In addition, we are in the process of qualifying to sell our products on Amazon.

We must raise at least $100,000 to commence our plan of operation, described above, and fund our ongoing operational expenses. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue our operations. Management believes that if we are successful in raising $100,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

June 30, 2022 and June 30, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Artisan Consumer Goods, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artisan Consumer Goods, Inc. as of June 30, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

September 30, 2022

ARTISAN CONSUMER GOODS, INC.
Balance Sheets

	June 30, 2022	June 30, 2021

Assets
Current assets:
Cash	$13,555	$901
Inventory	8,224	-
Total current assets	21,779	901

Other assets
Intellectual property (net of accumulated amortization of $2,875
at June 30, 2022)	6,125	-
Trademarks	1,000	-
Total other assets	7,125	-

Total Assets	$28,904	$901

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$45,685	$32,349
Accrued expenses	48,286	48,271
Related party loans	154,216	102,497
Total current liabilities	248,187	183,117

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of June 30, 2022 and 2021	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of June 30, 2022 and 2021	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	7,543	6,073
Accumulated deficit	(19,215,426)	(19,176,889)
Total stockholders' deficiency	(219,283)	(182,216)

Total Liabilities and Stockholders' Deficiency	$28,904	$901

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Operations

	For the Years Ended
	June 30, 2022	June 30, 2021

Operating expenses:
Stock based compensation	$1,470	$(24,520)
Professional fees	24,071	20,490
General and administrative expenses	1,881	622
Amortization expense	2,875	-
Total operating expenses	30,297	(3,408)

Net operating income (loss)	(30,297)	3,408

Other income (expense):
Other income	(15)	(414)
Gain in extinguishment of debt	-	12,350
Impairment Expense	(8,225)	-
Total Other income (expense)	(8,240)	11,936

Net income (loss)	$(38,537)	$15,344

Basic and diluted income (loss) per share	$(0.01)	$0.00

Weighted average number of common
shares outstanding - basic and diluted	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statement of Changes in Stockholders' Deficiency

					Additional	Common		Total
	Common Stock		Preferred Stock		Paid-In	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	To Be Issued	Deficit	Deficiency
Balance at June 30, 2019	4,400,048	$4,400	-	$-	$18,984,200	$29,683	$(19,170,510)	$(152,227)

Common Stock to be issued						910		910
Net loss							(21,723)	(21,723)

Balance at June 30, 2020	4,400,048	$4,400	-	$-	$18,984,200	$30,593	$(19,192,233)	$(173,040)

Stock based compensation						(24,520)		(24,520)
Net loss							15,344	15,344

Balance at June 30, 2021	4,400,048	$4,400	-	$-	$18,984,200	$6,073	$(19,176,889)	$(182,216)

Stock based compensation						1,470		1,470
Net loss							(38,537)	(38,537)

Balance at June 30, 2022	4,400,048	$4,400	-	$-	$18,984,200	$7,543	$(19,215,426)	$(219,283)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Cash Flow (Unaudited)

	For the Years Ended
	June 30, 2022	June 30, 2021

Cash flows from operating activities:
Net income (loss)	$(38,537)	$15,344
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	2,875	-
Stock based compensation	1,470	(24,520)
Impairment expense	8,225	-
Fair value adjustment for shares issued from settlement agreement (Note 3)	15	414
Gain on extinguishment of debt	-	(12,350)
Changes in operating assets and liabilities:
Inventory	(16,449)	367
Accounts payable	13,336	6,237
Net cash used in operating activities	(29,065)	(14,508)

Cash flows from investing activities:
Asset purchase of Within / Without Granola	(10,000)	-
Net cash used in investing activities	(10,000)	-

Cash flows from financing activities
Proceeds from related party advances	51,719	10,000
Net cash provided by financing activities	51,719	10,000

Net increase (decrease) in cash	12,654	(4,508)
Cash - beginning of the year	901	5,409
Cash - end of the year	$13,555	$901

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.

Notes to Financial Statements

As of June 30, 2022 and 2021

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The Company is currently working on restarting the Within / Without Granola (“WWG”) brand, which was acquired on July 15, 2021 form Paleo Scavenger, LLC for $10,000. During June 2022, the Company restarted the manufacturing process of Within / Without Granola.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s audited consolidated financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (US GAAP).

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2022.

The Company maintains its cash balance at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market. The cost of inventory includes the cost of raw materials and freight. At March 31, 2021, the Company wrote-off the inventory as spoiled for $366. At June 30, 2022, it was determined the fair value of the inventory was overstated and the Company recorded an impairment charge of $8,825 in the accompanying statements of operations. During June 2022, the Company restarted the Within / Without Granola brand manufacturing process. At June 30, 2022 and 2021, the Company’s inventory was $8,224 and $-0-, respectively.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $1,470 and $(24,520) for the years ended June 30, 2022 and 2021, respectively. On August 16, 2020, a consultant released the Company from issuing 50,000 shares of the Company’s unregistered common stock earned under a January 15, 2019 agreement. On August 16, 2020, the Company reversed the unissued shares valued at $25,500 or $0.51 per share to operating expense in the accompanying statements of operations.

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

The Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet at fair value in accordance with ASC 825-10 as of June 30, 2022 and 2021.

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

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2015 to 2021 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,215,426 at June 30, 2022 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

There have been no new accounting pronouncements during the year ended June 30, 2022 that we believe would have a material impact on our financial position or results of operations.

NOTE 3 - ACQUISITIION AND INTANGIBLE ASSETS

On July 15, 2021, the Company acquired the assets of Paleo Scavenger, LLC (Paleo) for $10,000. Paleo owns the Within / Without Granola (“WWG”) brand. The purchase price includes the WWG trademarks, brands, books, records, intellectual property, commercial sales channel, customer lists and manufacturing rights. WWG ceased operations in early 2021. As of June 30, 2022, the Company has restarted the manufacturing process.

The purchase price has been allocated to the net assets acquired based upon their estimated fair values as follows:

WWG Trademark	1,000
Commercial Sales Channel	2,000
Customer List	5,000
Other Intellectual Property	2,000
Total	$10,000

The fair value of the Intangible assets: commercial sales channel, customer list and other intangible assets was calculated using the net present value of the projected gross profit to be generated over the next 36 months beginning on July 15, 2021 with quarterly amortization of $750. The WWG Trademark was deemed to have an indefinite life and will be evaluated for impairment on an annual basis. Amortization expense amounted to $2,875 for the year ended June 30, 2022, in the accompanying statements of operations.

Proforma information has not been presented as it has been deemed immaterial.

NOTE 4 - RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. Mr. Drury has not sold these shares as of June 30, 2022. For the years ended June 30, 2022 and 2021, the Company recognized $(15) and $(414), respectively, of other income (expense) due to the marking of these shares to fair value subsequent to issuance. As a result of the settlement agreement, the Company wrote-off liabilities of $624,900 related to Mr. Drury to additional paid-in capital on the accompanying balance sheet during the three months ended September 30, 2016.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $144,216 as a related party loan. During May 2017, a related party advanced the Company an additional $10,000. The proceeds for these loans were used for working capital. As of June 30, 2022 and 2021, there are related party loans totaling $154,216 and $102,497, respectively. These advances are unsecured, due on demand and carry no interest or collateral.

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

As of June 30, 2022, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 6 - INCOME TAXES

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

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the fiscal year ended June 30, 2022 or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open for examination.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2022	2021
Income tax provision at the federal statutory rate	21%	21%
Effect on operating losses	(21)%	(21)%

The net deferred tax assets consist of the following:

	June 30, 2022	June 30, 2021
Deferred tax asset	$4,035,239	$4,027,147
Valuation allowance	(4,035,239)	(4,027,147)
Net deferred tax asset	$-	$-

NOTE 7 - SUBSEQUENT EVENTS

We generated our first sales since inception during August 2022 of approximately $600. We are currently selling our granola products on Shopify. In addition, we are in the process of qualifying to sell our products on Amazon.

The Company evaluated all events or transactions that occurred after June 30, 2022 up through September 30, 2022. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2022.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2022, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Amber Joy Finney, our President and Chief Officer, Treasurer and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Ms. Finney concluded that, as of June 30, 2022, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and Chief Executive Officer, and sole Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2022.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of June 30, 2022 are as follows:

Name	Age	Positions and Offices
Amber Joy Finney	43	President and Chief Executive Officer, Treasurer and director
William Drury	59	Secretary

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended June 30, 2022 and 2021:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal year ended as indicated:

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total($)
Amber Joy Finney (1)	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

William Drury (2)	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

_____________

(1)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.
(2)

Appointed Secretary on February 19, 2013. Appointed President on July 31, 2015, appointed Treasurer and director on February 19, 2013, and resigned as President, Treasurer and director September 28, 2016.

None of our directors have received monetary compensation since our inception through June 30, 2022. We currently do not pay any compensation to our directors serving on our board of directors.

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

The following table sets forth director compensation as of June 30, 2022:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 30, 2022, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,400,048 shares of our common stock issued and outstanding as of June 30, 2022. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (5)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Amber Joy Finney (2)	2,271,426	51.6%
Common Stock	William Drury (3)	681,434	15.5%
Common Stock	Jean Jacques Mariani (4)	342,859	7.8%
All directors and executive officers as a group (2 persons)		2,952,860	67.1%

_____________

(1)	As of June 30, 2022, we had 4,400,048 shares of common stock outstanding.
(2)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended June 30, 2022 and 2021, the total fees charged to the company for audit services, including quarterly reviews were $14,190 and $8,335 and for tax services and other services were $0 and $0, respectively.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: September 30, 2022	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)

