Form 10-Q
period 2023-03-31
Artisan Consumer Goods, Inc.
filed 2023-05-12
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 4,400,048 shares of common stock, $0.001 par value per share, outstanding.

ARTISAN CONSUMER GOODS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2023

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

ARTISAN CONSUMER GOODS, INC.
Balance Sheets (Unaudited)

	March 31, 2023	June 30, 2022

Assets
Current assets:
Cash	$2,157	$13,555
Accounts Receivable	833	-
Inventory	-	8,224
Total current assets	2,990	21,779

Other assets
Intellectual property (net of accumulated amortization of $5,125 and $2,875) as of March 31, 2023 and June 30, 2022, respectively	3,875	6,125
Trademarks	1,000	1,000
Total other assets	4,875	7,125

Total Assets	$7,865	$28,904

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$49,968	$45,685
Accrued expenses	48,250	48,286
Related party loans	165,666	154,216
Total current liabilities	263,884	248,187

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of March 31, 2023 and June 30, 2022	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of as of March 31, 2023 and June 30, 2022	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	9,188	7,543
Accumulated deficit	(19,253,807)	(19,215,426)
Total stockholders' deficiency	(256,019)	(219,283)

Total Liabilities and Stockholders' Deficiency	$7,865	$28,904

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Revenue	$11	$-	$7,445	-
Cost of Revenue	3,635	-	9,400	-

Gross margin	(3,624)	-	(1,955)	-

Operating expenses:
Stock based compensation	$315	$245	1,645	1,225
Professional fees	6,768	2,968	23,899	21,146
General and administrative expenses	603	164	8,668	1,720
Amortization expense	750	750	2,250	2,125
Total operating expenses	8,436	4,127	36,462	26,216

Net operating income (loss)	(12,060)	(4,127)	(38,417)	(26,216)

Other income (expense):
Other income	21	150	36	21
Total Other income (expense)	21	150	36	21

Net income (loss)	$(12,039)	$(3,977)	$(38,381)	$(26,195)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	4,400,048	4,400,048	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Changes in Stockholders' Deficiency (Unaudited)

	Common Stock		Preferred Stock		Additional	Common		Total
					Paid-In	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	To Be Issued	Deficit	Deficiency
For the Three Months Ended March 31, 2022
Balance at December 31, 2021	4,400,048	$4,400	-	$-	$18,984,200	$7,053	$(19,199,107)	$(203,454)
						-
Stock based compensation						245		245
Net loss							(3,977)	(3,977)

Balance at March 31, 2022	4,400,048	$4,400	-	$-	$18,984,200	$7,298	$(19,203,084)	$(207,186)

For the Nine Months Ended March 31, 2022
Balance at June 30, 2021	4,400,048	$4,400	-	$-	$18,984,200	$6,073	$(19,176,889)	$(182,216)

Stock based compensation						1,225		1,225
Net loss							(26,195)	(26,195)

Balance at March 31, 2022	4,400,048	$4,400	-	$-	$18,984,200	$7,298	$(19,203,084)	$(207,186)

For the Three Months Ended March 31, 2023
Balance at December 31, 2022	4,400,048	$4,400	-	$-	$18,984,200	$8,873	$(19,241,768)	$(244,295)

Stock based compensation						315		315
Net loss							(12,039)	(12,039)

Balance at March 31, 2023	4,400,048	$4,400	-	$-	$18,984,200	$9,188	$(19,253,807)	$(256,019)

For the Nine Months Ended March 31, 2023
Balance at 06/30/2022	4,400,048	$4,400	-	$-	$18,984,200	$7,543	$(19,215,426)	$(219,283)

Stock based compensation						1,645		1,645
Net income							(38,381)	(38,381)

Balance at March 31, 2023	4,400,048	$4,400	-	$-	$18,984,200	$9,188	$(19,253,807)	$(256,019)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Cash Flow (Unaudited)

	For the Nine Months Ended
	March 31, 2023	March 31, 2022

Cash flows from operating activities:
Net income (loss)	$(38,381)	$(26,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	2,250	2,125
Stock based compensation	1,645	1,225
Fair value adjustment for shares issued from settlement agreement (Note 3)	(36)	(21)
Changes in operating assets and liabilities:
Accounts receivable	(833)	-
Inventory	8,224	-
Accounts payable	(5,717)	(2,812)
Net cash used in operating activities	(32,848)	(25,678)

Cash flows from investing activities:
Asset purchase of Within / Without Granola	-	(10,000)
Net cash used in investing activities	-	(10,000)

Cash flows from financing activities
Proceeds from related party advances	21,450	51,719
Net cash provided by financing activities	21,450	51,719

Net increase (decrease) in cash	(11,398)	16,041
Cash - beginning of the year	13,555	901
Cash - end of the year	$2,157	$16,942

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.

Notes to Financial Statements (Unaudited)

As of March 31, 2023 and June 30, 2022

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Artisan Consumer Goods, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2009, and its year-end is June 30. The Company’s principle executive office address is 999 N Northlake Way Ste 203, Seattle, Washington 98103-3442.

The Company had previously acquired mineral properties located in the Thunder Bay mining district, Province of Ontario, Canada but never determined whether these properties contain reserves that are economically recoverable. As of June 30, 2015, the Company ceased our exploration operations in the Thunder Bay mining district due to a lack of funds. As of September 30, 2018, the Company ceased pursuing all mining exploration.

The Company acquired the Within / Without Granola (“WWG”) brand on July 15, 2021 form Paleo Scavenger, LLC for $10,000. During June 2022, the Company restarted the manufacturing process for the Within / Without Granola products. The Company generated the first sales since inception during August 2022. The Company is currently selling the original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory was written off.  The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of March 31, 2023, a new manufacturer has not been engaged.

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

The results for the nine months ended March 31, 2023 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 filed with the Securities and Exchange Commission on September 30, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2023.

The Company maintains its cash balance at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is based on historical collection data and current franchisee information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2023, no allowance for doubtful accounts was deemed necessary. The accounts receivable balance was $833 at March 31, 2023 and December 31, 2021.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market. The cost of inventory includes the cost of raw materials and freight. During June 2022 the Company purchased its first inventory of the original and maple flavored products for $16,449. At June 30, 2022, it was determined the fair value of the inventory was overstated and the Company recorded an impairment charge of $8,225 at June 30, 2022. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory balance of $2,541 was written off. A new production run has not been scheduled. At March 31, 2023 and June 30, 2022, the Company’s inventory was $-0- and $8,224, respectively.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $315 and $245 for the three months ended March 31, 2023 and 2022, respectively, and $1,645 and $1,225 for the nine months ended March 31, 2023 and 2022, respectively.

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

The Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet to fair value in accordance with ASC 825-10 as of March 31, 2023 and June 30, 2022.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,253,807 at March 31, 2023 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

There have been no new accounting pronouncements during the nine months ended March 31, 2023 that we believe would have a material impact on our financial position or results of operations.

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

The fair value of the Intangible assets: commercial sales channel, customer list and other intangible assets was calculated using the net present value of the projected gross profit to be generated over the next 36 months beginning on July 15, 2021 with quarterly amortization of $750. The WWG Trademark was deemed to have an indefinite life and will be evaluated for impairment on an annual basis. Amortization expense amounted to $750 for the three months ended March 31, 2023 and 2022, and $2,250 and $2,125 for the nine months ended March 31, 2023 and 2022, respectively, in the accompanying statements of operations.

Proforma information has not been presented as it has been deemed immaterial.

NOTE 4 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. Mr. Drury has not sold these shares as of March 31, 2023. The Company recognized other income (expense) due to the marking of these shares to fair value subsequent to issuance of recognized $21 and $150 for three months ended March 31, 2023 and 2022, respectively, and $36 and $21 for the nine months ended March 31, 2023 and 2022, respectively, in the accompanying statements of operations.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $165,666 as a related party loan. The proceeds for these loans were used for working capital. As of March 31, 2023 and June 30, 2022, there are related party loans totaling $165,666 and $154,216, respectively. These advances are unsecured, due on demand and carry no interest or collateral.

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

As of March 31, 2023, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 6 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2023 up through May 12, 2023. During this period, the Company did not have any material recognizable subsequent events.

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

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,253,807 at March 31, 2023 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

We generated our first sales since inception during August 2022. We are currently selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off.  The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of May 12, 2023, a new manufacturer has not been engaged.

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

Results of Operations for the Three months Ended March 31, 2023 and 2022

Overview. Artisan Consumer Goods, Inc. is a Nevada corporation, originally formed on September 19, 2009. We are attempting to restart the Within / Without Granola (“WWG”) brand acquired on July 15, 2021. We generated our first sales in August 2022. We generated sales of $11 and $-0- for the three months ended March 31, 2023 and 2022, respectively. The Company has generated net losses of $12,039 and $3,977 for the three months ended March 31, 2023 and 2022, respectively. The increase in net loss of $8,062 is attributable to the factors discussed below.

Revenues. We had revenues of $11 and $-0- for the three months ended March 31, 2023 and 2022, respectively. We had our first sales of our original and maple flavored granola products in August 2022. During February 2023, the inventory from the first run of the Within / Without Granola products expired.  The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of May 12, 2023, a new manufacturer has not been engaged.

Gross Margin. Once cost of revenue and other expenses to generate revenue are considered, we had reported gross margins of $(3,624) and $-0- for the three months ended March 31, 2023 and 2022, respectively.  The negative gross margin for the three months ended March 31, 2023 resulted from the expiration of the Within / Without Granola inventory in February 2023.

Expenses. For the three months ended March 31, 2023 and 2022, respectively, we incurred total operating expenses of $8,436 and $4,127. The increase of $4,309 was primarily attributable to an approximate $4,000 increase in professional fees as we are attempting to expand our business and find a new manufacturer.

Other Income (Expense). Our total other income (expense) was $21 and $150 for the three months ended March 31, 2023 and 2022, respectively. The decrease of $129 was attributable to a $129 decrease in other income related to the change in market value of shares issued to Mr. Drury but not yet sold (See Note 3 – Related Party Transaction in the accompanying notes to the financial statements).

Results of Operations for the Nine months Ended March 31, 2023 and 2022

Overview. Artisan Consumer Goods, Inc. is a Nevada corporation, originally formed on September 19, 2009. We are attempting to restart the Within / Without Granola (“WWG”) brand acquired on July 15, 2021. We generated our first sales in August 2022. We generated sales of $7,445 and $-0- for the nine months ended March 31, 2023 and 2022, respectively. The Company has generated net losses of $38,381 and $26,195 for the nine months ended March 31, 2023 and 2022, respectively. The increase in net loss of $12,186 is attributable to the factors discussed below.

Revenues. We had revenues of $7,445 and $-0- for the nine months ended March 31, 2023 and 2022, respectively. We had our first sales of our original and maple flavored granola products in August 2022. During February 2023, the inventory from the first run of the Within / Without Granola products expired.  The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of May 12, 2023, a new manufacturer has not been engaged.

Gross Margin. Once cost of revenue and other expenses to generate revenue are considered, we had reported gross margins of ($1,955) and $-0- for the nine months ended March 31, 2023 and 2022, respectively. The negative gross margin for the nine months ended March 31, 2023 resulted from the expiration of the Within / Without Granola inventory in February 2023.

Expenses. For the nine months ended March 31, 2023 and 2022, respectively, we incurred total operating expenses of $36,462 and $26,216. The increase of $10,246 was primarily a result from our July 15, 2021 acquisition of the Within / Without Granola brand, which resulted in an approximate increase of $7,000 of general and administrative expenses and an approximate increase in professional fees of $3,000.

Other Income (Expense). Our total other income (expense) was $36 and $21 for the nine months ended March 31, 2023 and 2022, respectively. The increase of $15 was attributable to a $15 increase in other income related to the change in market value of shares issued to Mr. Drury but not yet sold (See Note 3 – Related Party Transaction in the accompanying notes to the financial statements).

Liquidity and Capital Resources

Our cash balance was $2,157 and working capital deficit was $260,894 at March 31, 2023. Total expenditures over the next 12 months are expected to be approximately $100,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at March 31, 2023, our total assets were $7,865 and were comprised of cash for $2,157, accounts receivable for $848, inventory for $-0-, intellectual property for $3,875 (net of accumulated amortization) and trademarks for $1,000. The intellectual property and trademarks resulted from our July 15, 2021 acquisition of the Within / Without Granola brand.

As at March 31, 2023, our current liabilities of $263,884 were comprised of accounts payable of $49,968, accrued liabilities for $48,250 and related party loans of $165,666. As at March 31, 2023, our stockholders’ deficiency was $256,019.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $32,848 and $25,678 for the nine months ended March 31, 2023 and 2022, respectively.

Cash Flows from Investing Activities

For the nine months ended March 31, 2023 and 2022, net cash flows used by investing activities was $-0- and $10,000, respectively, from our asset purchase of Within / Without Granola on July 15, 2021.

Cash Flows from Financing Activities

For the fiscal years ended March 31, 2023 and 2022, net cash flows provided by financing activities was $21,450 and $51,719, respectively from cash advances from our CEO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2023.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: May 12, 2023	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

