Form 10-K
period 2023-06-30
Artisan Consumer Goods, Inc.
filed 2023-10-12
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

At December 31, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $175,000.

As of October 12, 2023, there were 4,400,048 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

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

As of June 30, 2023, we were authorized to issue 500,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

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

We generated our first sales since inception during August 2022. We are currently selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off.  The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of October 12, 2023, a new manufacturer has not been engaged.

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

Facilities

We currently do not rent any real property or offices. Our current administrative business address is 999 N Northlake Way Ste 203, Seattle, Washington 98103-3442. We do not conduct any operations at such an address. The Company is looking for principal office space, appropriate for the Company’s stage of development, in Gold Bar, Washington.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

MARKET INFORMATION

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “ARRT”. As of October 12, 2023, the Company had 4,400,048 shares of common stock issued and outstanding, and we had approximately 28 holders of record of our common stock.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2023.

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

CASH FLOWS

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent on our company obtaining additional capital to fund operating losses until we become profitable. If we are unable to obtain additional capital, we could be forced to significantly curtail or cease operations.

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

CRITICAL ACCOUTNING POLICIES

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Overview. Artisan Consumer Goods, Inc. is a Nevada corporation, originally formed on September 19, 2009. We are attempting to restart the Within / Without Granola (“WWG”) brand acquired on July 15, 2021. We generated our first sales in August 2022. We generated sales of $7,648 and $-0- for the years ended June 30, 2023 and 2022, respectively. The Company has generated net losses of $42,825 and $38,537 for the years ended June 30, 2023 and 2022, respectively. The increase in net loss of $4,288 is attributable to the factors discussed below.

Revenues. We had revenues of $7,648 and $-0- for the years ended June 30, 2023 and 2022, respectively. We had our first sales of our original and maple flavored granola products in August 2022. During February 2023, the inventory from the first run of the Within / Without Granola products expired. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of October 12, 2023, a new manufacturer has not been engaged.

Gross Margin. Once cost of revenue and other expenses to generate revenue are considered, we had reported gross margins of ($1,752) and $-0- for the years ended June 30, 2023 and 2022, respectively. The negative gross margin for the years ended June 30, 2023 resulted from the expiration of the Within / Without Granola inventory in February 2023.

Expenses. For the years ended June 30, 2023 and 2022, respectively, we incurred total operating expenses of $41,102 and $30,297. The increase of $10,805 was primarily a result from our July 15, 2021 acquisition of the Within / Without Granola brand, which resulted in an approximate increase of $8,000 of general and administrative expenses and an approximate increase in professional fees of $3,000.

Other Income (Expense). Our total other income (expense) was $29 and ($8,240) for the years ended June 30, 2023 and 2022, respectively. The increase of $8,269 was attributable to a $44 increase in other income related to the change in market value of shares issued to Mr. Drury but not yet sold (See Note 3 – Related Party Transaction in the accompanying notes to the financial statements) and an $8,225 inventory impairment charge during the year ended June 30, 2022.

The following table provides selected financial data about our company for the years ended June 30, 2023 and 2022.

Balance Sheet Data	June 30, 2023	June 30, 2022
Cash	$2,067	$13,555
Total Assets	$6,192	$28,904
Total Liabilities	$266,445	$248,187
Shareholders’ Deficit	$(260,253)	$(219,283)

GOING CONCERN

Artisan Consumer Goods, Inc. currently has limited operations. The financial statements in Item 8, have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated minimal revenues and incurred a loss since inception resulting in an accumulated deficit of $19,258,251 at June 30, 2023 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock. In addition, our independent auditor has issued an audit opinion for Artisan Consumer Goods, Inc. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $2,067 and working capital deficit was $264,378 at June 30, 2023. Total expenditures over the next 12 months are expected to be approximately $100,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at June 30, 2023, our total assets were $6,192 and were comprised of cash for $2,067, inventory for $-0-, intellectual property for $3,125 (net of accumulated amortization) and trademarks for $1,000. The intellectual property and trademarks resulted from our July 15, 2021 acquisition of the Within / Without Granola brand.

As at June 30, 2023, our current liabilities of $266,445 were comprised of accounts payable of $49,522, accrued liabilities for $48,257 and related party loans of $168,666. As at June 30, 2023, our stockholders’ deficiency was $260,253.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $35,938 and $25,678 for the years ended June 30, 2023 and 2022, respectively.

Cash Flows from Investing Activities

For the years ended June 30, 2023 and 2022, net cash flows used by investing activities was $-0- and $10,000, respectively, from our asset purchase of Within / Without Granola on July 15, 2021.

Cash Flows from Financing Activities

For the fiscal years ended June 30, 2023 and 2022, net cash flows provided by financing activities was $24,450 and $51,719, respectively from cash advances from our CEO.

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

We generated our first sales since inception during August 2022. We are currently selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of October 12, 2023, a new manufacturer has not been engaged.

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

June 30, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Artisan Consumer Goods, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artisan Consumer Goods, Inc. as of June 30, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

October 11, 2023

ARTISAN CONSUMER GOODS, INC.
Balance Sheets

	June 30, 2023	June 30, 2022

Assets
Current assets:
Cash	$2,067	$13,555
Inventory	-	8,224
Total current assets	2,067	21,779

Other assets
Intellectual property (net of accumulated amortization of $5,875 and $2,875)
as of June 30, 2023 and 2022, respectively	3,125	6,125
Trademarks	1,000	1,000
Total other assets	4,125	7,125

Total Assets	$6,192	$28,904

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$49,522	$45,685
Accrued expenses	48,257	48,286
Related party loans	168,666	154,216
Total current liabilities	266,445	248,187

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of June 30, 2023 and 2022	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of as of June 30, 2023 and 2022	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	9,398	7,543
Accumulated deficit	(19,258,251)	(19,215,426)
Total stockholders' deficiency	(260,253)	(219,283)

Total Liabilities and Stockholders' Deficiency	$6,192	$28,904

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Operations

	For the Twelve Months Ended
	June 30, 2023	June 30, 2022

Revenue	$7,648	$-
Cost of Revenue	9,400	-

Gross margin	(1,752)	-

Operating expenses:
Stock based compensation	1,855	1,470
Professional fees	26,749	24,071
General and administrative expenses	9,498	1,881
Amortization expense	3,000	2,875
Total operating expenses	41,102	30,297

Net operating income (loss)	(42,854)	(30,297)

Other income (expense):
Other income	29	(15)
Impairment Expense	-	(8,225)
Total Other income (expense)	29	(8,240)

Net income (loss)	$(42,825)	$(38,537)

Basic and diluted income (loss) per share	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding - basic and diluted	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Changes in Stockholders' Deficiency

					Additional	Common		Total
	Common Stock		Preferred Stock		Paid-In	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	To Be Issued	Deficit	Deficiency
Balance at June 30, 2021	4,400,048	$4,400	-	$-	$18,984,200	$6,073	$(19,176,889)	$(182,216)

Stock based compensation						1,470		1,470
Net loss							(38,537)	(38,537)

Balance at June 30, 2022	4,400,048	$4,400	-	$-	$18,984,200	$7,543	$(19,215,426)	$(219,283)

Stock based compensation						1,855		1,855
Net loss							(42,825)	(42,825)

Balance at June 30, 2023	4,400,048	$4,400	-	$-	$18,984,200	$9,398	$(19,258,251)	$(260,253)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Cash Flow

	For the Twelve Months Ended
	June 30, 2023	June 30, 2022

Cash flows from operating activities:
Net income (loss)	$(42,825)	$(38,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	3,000	2,875
Stock based compensation	1,855	1,470
Impairment expense	-	8,225
Fair value adjustment for shares issued from settlement agreement (Note 3)	(29)	15
Changes in operating assets and liabilities:
Inventory	8,224	(16,449)
Accounts payable	(6,163)	13,336
Net cash used in operating activities	(35,938)	(29,065)

Cash flows from investing activities:
Asset purchase of Within / Without Granola	-	(10,000)
Net cash used in investing activities	-	(10,000)

Cash flows from financing activities
Proceeds from related party advances	24,450	51,719
Net cash provided by financing activities	24,450	51,719

Net increase (decrease) in cash	(11,488)	12,654
Cash - beginning of the year	13,555	901
Cash - end of the year	$2,067	$13,555

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.

Notes to Financial Statements

As of June 30, 2023 and 2022

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

The Company acquired the Within / Without Granola (“WWG”) brand on July 15, 2021 form Paleo Scavenger, LLC for $10,000. During June 2022, the Company restarted the manufacturing process for the Within / Without Granola products. The Company generated the first sales since inception during August 2022. The Company is currently selling the original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of June 30, 2023, a new manufacturer has not been engaged.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2023.

The Company maintains its cash balance at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is based on historical collection data and current franchisee information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2023, no allowance for doubtful accounts was deemed necessary. The accounts receivable balance was $-0- at June 30, 2023 and 2022.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or net realizable value. The cost of inventory includes the cost of raw materials and freight. During June 2022 the Company purchased its first inventory of the original and maple flavored products for $16,449. At June 30, 2022, it was determined the fair value of the inventory was overstated and the Company recorded an impairment charge of $8,225 at June 30, 2022. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory balance of $2,541 was written off. A new production run has not been scheduled. At June 30, 2023 and 2022, the Company’s inventory was $-0- and $8,224, respectively.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $1,855 and $1,470 for the years ended June 30, 2023 and 2022, respectively.

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

The Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet to fair value in accordance with ASC 825-10 as of June 30, 2023 and 2022.

Income Taxes

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The U.S. Tax Cuts and Jobs Act (TCJA) legislation reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% and is effective June 22, 2018 for the Company. On January 1, 2023, the U.S. federal corporate income tax increased from 21% to 28%.We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2018 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated minimal revenues and incurred a loss since inception resulting in an accumulated deficit of $19,258,251 at June 30, 2023 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

There have been no new accounting pronouncements during the years ended June 30, 2023 that we believe would have a material impact on our financial position or results of operations.

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

The purchase price has been allocated to the net assets acquired based upon their estimated fair values as follows:

WWG Trademark	$1,000
Commercial Sales Channel	2,000
Customer List	5,000
Other Intellectual Property	2,000

Total	$10,000

The fair value of the Intangible assets: commercial sales channel, customer list and other intangible assets was calculated using the net present value of the projected gross profit to be generated over the next 36 months beginning on July 15, 2021 with quarterly amortization of $750. The WWG Trademark was deemed to have an indefinite life and will be evaluated for impairment on an annual basis. Amortization expense amounted to $3,000 and $2,875 for the years ended June 30, 2023 and 2022, respectively, in the accompanying statements of operations.

Proforma information has not been presented as it has been deemed immaterial.

NOTE 4 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. Mr. Drury has not sold these shares during the years ended June 30, 2023 and 2022. The Company recognized other income (expense) due to the marking of these shares to fair value subsequent to issuance and recognized $29 and ($15) for the years ended June 30, 2023 and 2022, respectively, in the accompanying statements of operations.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $168,666 as a related party loan. The proceeds for these loans were used for working capital. As of June 30, 2023 and 2022, there are related party loans totaling $168,666 and $154,216, respectively. These advances are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 5 EQUITY TRANSACTIONS

As of June 30, 2023, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

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

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the fiscal year ended June 30, 2023 or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open for examination.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2023	2022
Income tax provision at the federal statutory rate	28%	21%
Effect on operating losses	(28)%	(21)%

The net deferred tax assets consist of the following:

	June 30, 2023	June 30, 2022
Deferred tax asset	$5,392,310	$4,035,239
Valuation allowance	(5,392,310)	(4,035,239)
Net deferred tax asset	$-	$-

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2023 up through October 12, 2023. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2023.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2023, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Amber Joy Finney, our President and Chief Officer, Treasurer and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Ms. Finney concluded that, as of June 30, 2023, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and Chief Executive Officer, and sole Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2023.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of June 30, 2023 are as follows:

Name	Age	Positions and Offices
Amber Joy Finney	44	President and Chief Executive Officer, Treasurer and director
William Drury	60	Secretary

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

WILLIAM DRURY

Mr. Drury has served as our secretary since February 19, 2013. Mr. Drury also served as our Treasurer and sole director from February 19, 2013, until September 28, 2016, and also served as our President from July 31, 2015 until September 28, 2016. Mr. Drury also serves as President and sole Director of Hub Deals Corp. Mr. Drury has over 19 years of executive level experience in a wide range of disciplines. Mr. Drury is President at General 3D Corp. Previously, Mr. Drury served as President of Quantum Genomics Corp., an international biochemical development business based in Paris, France. Mr. Drury has also served as Director of Production and Content Services at NewSight Corp., a software and hardware company that invents, manufactures, markets and sells auto stereoscopic LCD and Plasma displays and content. Prior to his time at NewSight, Mr. Drury was the Vice President of Production at VRex, a stereoscopic visualization technology company. At VRex, Mr. Drury designed, constructed, and staffed one of the first full time true 3D stereoscopic production facilities in the world, creating content for clients, such as, the United States Army, Merck, Merrill Lynch, and Pfizer. At VRex Mr. Drury’s work was instrumental in the sale of VRex to the Malaysian Government for inclusion in their Cyber Jaya Technology Park. Mr. Drury holds degrees from Boston University and Baruch College. Mr. Drury is also a member of the boards of directors of Quantum Genomics Corporation, ICN Corporation and Global Oxygen Development Corp.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended June 30, 2023 and 2022:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal year ended as indicated:

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total($)
Amber Joy Finney (1)	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0
William Drury (2)	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0

 _____________

(1)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.
(2)

Appointed Secretary on February 19, 2013. Appointed President on July 31, 2015, appointed Treasurer and director on February 19, 2013, and resigned as President, Treasurer and director September 28, 2016.

None of our directors have received monetary compensation since our inception through June 30, 2023. We currently do not pay any compensation to our directors serving on our board of directors.

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

The following table sets forth director compensation as of June 30, 2023:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 30, 2023, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,400,048 shares of our common stock issued and outstanding as of June 30, 2023. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (5)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Amber Joy Finney (2)	2,271,426	51.6%
Common Stock	William Drury (3)	681,434	15.5%
Common Stock	Jean Jacques Mariani (4)	342,859	7.8%
All directors and executive officers as a group (2 persons)		2,952,860	67.1%

 _____________

(1)	As of June 30, 2023, we had 4,400,048 shares of common stock outstanding.
(2)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended June 30, 2023 and 2022, the total fees charged to the company for audit services, including quarterly reviews were $12,100 and $14,190 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description
3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Amendment (3)
3.1.4	Certificate of Amendment (4)
3.1.5	Certificate of Change (5)
3.1.6	Certificate of Amendment (6)
3.2.1	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_________________

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-176939), filed with the Commission on September 21, 2011.
(2)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on October 15, 2013.
(3)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on January 31, 2017.
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2016 (File No. 000-54838), filed with the Commission on February 1, 2017.
(5)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-54838), filed with the Commission on October 16, 2017.
(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54838), filed with the Commission on May 23, 2018.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: October 12, 2023	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)

