Form 10-Q
period 2023-09-30
Artisan Consumer Goods, Inc.
filed 2023-11-21
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, there were 4,400,048 shares of common stock, $0.001 par value per share, outstanding.

ARTISAN CONSUMER GOODS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

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

ARTISAN CONSUMER GOODS, INC.
Balance Sheets (Unaudited)

	September 30, 2023	June 30, 2023

Assets
Current assets:
Cash	$15,322	$2,067
Total current assets	15,322	2,067

Other assets
Intellectual property (net of accumulated amortization of $6,625 and $5,875) as of September 30, 2023 and June 30, 2023, respectively	2,375	3,125
Trademarks	1,000	1,000
Total other assets	3,375	4,125

Total Assets	$18,697	$6,192

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$52,472	$49,522
Accrued expenses	48,257	48,257
Related party loans	183,666	168,666
Total current liabilities	284,395	266,445

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of September 30, 2023 and June 30, 2023	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of September 30, 2023 and June 30, 2023	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	9,888	9,398
Accumulated deficit	(19,264,186)	(19,258,251)
Total stockholders' deficiency	(265,698)	(260,253)

Total Liabilities and Stockholders' Deficiency	$18,697	$6,192

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Operations (Unaudited)

	For the Three Months Ended
	September 30, 2023	September 30, 2022

Revenue	$-	$865
Cost of Revenue	-	434

Gross margin	-	431

Operating expenses:
Stock based compensation	490	805
Professional fees	3,700	13,533
General and administrative expenses	995	6,270
Amortization expense	750	750
Total operating expenses	5,935	21,358

Net operating income (loss)	(5,935)	(20,927)

Other income (expense):
Other income	-	15
Total Other income (expense)	-	15

Net income (loss)	$(5,935)	$(20,912)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic and diluted	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Changes in Stockholders' Deficiency (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	To Be Issued	Deficit	Deficiency
For the Three Months Ended September 30, 2022
Balance at June 30, 2022	4,400,048	$4,400	-	$-	$18,984,200	$7,543	$(19,215,426)	$(219,283)

Stock based compensation						805		805
Net loss							(20,912)	(20,912)

Balance at September 30, 2022	4,400,048	$4,400	-	$-	$18,984,200	$8,348	$(19,236,338)	$(239,390)

For the Three Months Ended September 30, 2023
Balance at June 30, 2023	4,400,048	$4,400	-	$-	$18,984,200	$9,398	$(19,258,251)	$(260,253)

Stock based compensation						490		490
Net loss							(5,935)	(5,935)

Balance at September 30, 2023	4,400,048	$4,400	-	$-	$18,984,200	$9,888	$(19,264,186)	$(265,698)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Cash Flow (Unaudited)

	For the Three Months Ended
	September 30, 2023	September 30, 2022

Cash flows from operating activities:
Net income (loss)	$(5,935)	$(20,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	750	750
Stock based compensation	490	805
Fair value adjustment for shares issued from settlement agreement (Note 3)	-	(15)
Changes in operating assets and liabilities:
Accounts receivable	-	(508)
Inventory	-	301
Accounts payable	2,950	9,507
Net cash used in operating activities	(1,745)	(10,072)

Cash flows from financing activities
Proceeds from related party advances	15,000	-
Net cash provided by financing activities	15,000	-

Net increase (decrease) in cash	13,255	(10,072)
Cash - beginning of the year	2,067	13,555
Cash - end of the year	$15,322	$3,483

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.

Notes to Financial Statements (Unaudited)

As of September 30, 2023 and June 30, 2023

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

The Company acquired the Within / Without Granola (“WWG”) brand on July 15, 2021 form Paleo Scavenger, LLC for $10,000. During June 2022, the Company restarted the manufacturing process for the Within / Without Granola products. The Company generated the first sales since inception during August 2022. The Company is currently selling the original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory was written off.  The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of September 30, 2023, a new manufacturer has not been engaged.

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

The results for the three months ended September 30, 2023 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed with the Securities and Exchange Commission on October 12, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2023.

The Company maintains its cash balance at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market. The cost of inventory includes the cost of raw materials and freight. During June 2022 the Company purchased its first inventory of the original and maple flavored products for $16,449. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory balance of $2,541 was written off. A new production run has not been scheduled. At September 30, 2023 and June 30, 2023, the Company’s inventory was $-0-.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested, and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $490 and $805 for the three months ended September 30, 2023 and 2022, respectively.

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

The Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet to fair value in accordance with ASC 825-10 as of September 30, 2023 and June 30, 2023.

Income Taxes

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The U.S. Tax Cuts and Jobs Act (TCJA) legislation reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% and is effective June 22, 2018 for the Company. On January 1, 2023, the U.S. federal corporate income tax increased from 21% to 28%. We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2018 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,264,186 at September 30, 2023 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

There have been no new accounting pronouncements during the nine months ended September 30, 2023 that we believe would have a material impact on our financial position or results of operations.

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

The fair value of the Intangible assets: commercial sales channel, customer list and other intangible assets was calculated using the net present value of the projected gross profit to be generated over the next 36 months beginning on July 15, 2021 with quarterly amortization of $750. The WWG Trademark was deemed to have an indefinite life and will be evaluated for impairment on an annual basis. Amortization expense amounted to $750 for the three months ended September 30, 2023 and 2022.

Proforma information has not been presented as it has been deemed immaterial.

NOTE 4 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. According to the settlement agreement, $46,500 was paid directly to Mr. Drury on October 5, 2016 and the remaining $3,500 paid directly to an attorney for the legal fees related to the settlement agreement. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. Mr. Drury will continue to be issued 3,571 until he is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. Mr. Drury has not sold these shares as of September 30, 2023. The Company recognized other income (expense) due to the marking of these shares to fair value subsequent to issuance and recognized $-0- and $15 for three months ended September 30, 2023 and 2022, respectively.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $183,666 as a related party loan. The proceeds for these loans were used for working capital. As of September 30, 2023 and June 30, 2023, there are related party loans totaling $183,666 and $168,666, respectively. These advances are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 5 EQUITY TRANSACTIONS

As of September 30, 2023, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 6 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2023 up through November 20, 2023. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Artisan Consumer Goods, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2023 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-54838; the “Form 10-K”), as filed with the Securities and Exchange Commission on October 12, 2023. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

The Company was incorporated in the State of Nevada on September 14, 2009 and has established a fiscal year end of June 30.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,264,186 at September 30, 2023 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

We generated our first sales since inception during August 2022. We are currently selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off.  The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of November 20, 2023, a new manufacturer has not been engaged.

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

Results of Operations for the Three months Ended September 30, 2023 and 2022

Overview. Artisan Consumer Goods, Inc. is a Nevada corporation, originally formed on September 19, 2009. We are attempting to restart the Within / Without Granola (“WWG”) brand acquired on July 15, 2021. We generated our first sales in August 2022. We generated sales of $-0- and $865 for the three months ended September 30, 2023 and 2022, respectively. The Company has generated net losses of $5,935 and $20,912 for the three months ended September 30, 2023 and 2022, respectively. The decrease in net loss of $14,977 is attributable to the factors discussed below.

Revenues. We had revenues of $-0- and $865 for the three months ended September 30, 2023 and 2022, respectively. We had our first sales of our original and maple flavored granola products in August 2022. During February 2023, the inventory from the first run of the Within / Without Granola products expired.  The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of November 20, 2023, a new manufacturer has not been engaged.

Gross Margin. Once cost of revenue and other expenses to generate revenue are considered, we had reported gross margins of $-0- and $431 for the three months ended September 30, 2023 and 2022, respectively.

Expenses. For the three months ended September 30, 2023 and 2022, respectively, we incurred total operating expenses of $5,935 and $21,358. The decrease of $15,423 was primarily attributable to an approximate $10,000 decrease in professional fees and an approximate $5,000 decrease in other general and administrative expenses as our operations is currently on hold.

Other Income (Expense). Our total other income (expense) was $-0- and $15 for the three months ended September 30, 2023 and 2022, respectively. The decrease of $15 was attributable to a $15 decrease in other income related to the change in market value of shares issued to Mr. Drury but not yet sold (See Note 3 – Related Party Transaction in the accompanying notes to the financial statements).

Liquidity and Capital Resources

Our cash balance was $15,322 and working capital deficit was $269,073 at September 30, 2023 compared to a cash balance of $2,067 and working capital deficit of $264,378 at June 30, 2023. Total expenditures over the next 12 months are expected to be approximately $100,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at September 30, 2023, our total assets were $18,697 and were comprised of cash for $15,322, intellectual property for $2,375 (net of accumulated amortization) and trademarks for $1,000. The intellectual property and trademarks resulted from our July 15, 2021 acquisition of the Within / Without Granola brand.

As at September 30, 2023, our current liabilities of $284,395 were comprised of accounts payable of $52,472, accrued liabilities for $48,257 and related party loans of $183,666. As at September 30, 2023, our stockholders’ deficiency was $265,698.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $1,745 and $10,072 for the three months ended September 30, 2023 and 2022, respectively.

Cash Flows from Financing Activities

For the three months  ended September 30, 2023 and 2022, net cash flows provided by financing activities was $15,000 and $-0-, respectively from cash advances from our CEO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a small reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2023.

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

ITEM 1A. RISK FACTORS

As a small reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: November 20, 2023	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

