Form 10-Q
period 2024-03-31
Artisan Consumer Goods, Inc.
filed 2024-05-14
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, there were 4,400,048 shares of common stock, $0.001 par value per share, outstanding.

ARTISAN CONSUMER GOODS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2024

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

ARTISAN CONSUMER GOODS, INC.

Balance Sheets (Unaudited)

	March 31, 2024	June 30, 2023

Assets
Current assets:
Cash	$79	$2,067
Total current assets	79	2,067

Other assets
Intellectual property (net of accumulated amortization of $8,125 and $5,875)
as of March 31, 2024 and June 30, 2023, respectively	875	3,125
Trademarks	1,000	1,000
Total other assets	1,875	4,125

Total Assets	$1,954	$6,192

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$50,318	$49,522
Accrued expenses	48,043	48,257
Related party loans	190,666	168,666
Total current liabilities	289,027	266,445

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares
authorized, -0- preferred stock shares issued and outstanding
as of March 31, 2024 and June 30, 2023	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized 4,400,048 issued and outstanding as of
as of March 31, 2024 and June 30, 2023	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	10,553	9,398
Accumulated deficit	(19,286,226)	(19,258,251)
Total stockholders' deficiency	(287,073)	(260,253)

Total Liabilities and Stockholders' Deficiency	$1,954	$6,192

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023

Revenue	$-	$11	$-	$7,445
Cost of Revenue	-	3,635	-	9,400

Gross margin	-	(3,624)	-	(1,955)

Operating expenses:
Stock based compensation	350	315	1,155	1,645
Professional fees	5,324	6,768	21,715	23,899
General and administrative expenses	1,367	603	3,069	8,668
Amortization expense	750	750	2,250	2,250
Total operating expenses	7,791	8,436	28,189	36,462

Net operating income (loss)	(7,791)	(12,060)	(28,189)	(38,417)

Other income (expense):
Other income	214	21	214	36
Total Other income (expense)	214	21	214	36

Net income (loss)	$(7,577)	$(12,039)	$(27,975)	$(38,381)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding - basic and diluted	4,400,048	4,400,048	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statements of Changes in Stockholders' Deficiency (Unaudited)

	Common Stock		Preferred Stock		Additional	Common		Total
					Paid-In	Stock To	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Be Issued	Deficit	Deficiency
For the Three Months Ended March 31, 2023
Balance at December 31, 2022	4,400,048	$4,400	-	$-	$18,984,200	$8,873	$(19,241,768)	$(244,295)

Stock based compensation						315		315
Net loss							(12,039)	(12,039)

Balance at March 31, 2023	4,400,048	$4,400	-	$-	$18,984,200	$9,188	$(19,253,807)	$(256,019)

For the Nine Months Ended March 31, 2023
Balance at June 30, 2022	4,400,048	$4,400	-	$-	$18,984,200	$7,543	$(19,215,426)	$(219,283)

Stock based compensation						1,645		1,645
Net loss							(38,381)	(38,381)

Balance at March 31, 2023	4,400,048	$4,400	-	$-	$18,984,200	$9,188	$(19,253,807)	$(256,019)

For the Three Months Ended March 31, 2024
Balance at December 31, 2023	4,400,048	$4,400	-	$-	$18,984,200	$10,203	$(19,278,649)	$(279,846)

Stock based compensation						350		350
Net loss							(7,577)	(7,577)

Balance at March 31, 2024	4,400,048	$4,400	-	$-	$18,984,200	$10,553	$(19,286,226)	$(287,073)

For the Nine Months Ended March 31, 2024
Balance at 06/30/2023	4,400,048	$4,400	-	$-	$18,984,200	$9,398	$(19,258,251)	$(260,253)

Stock based compensation						1,155		1,155
Net income							(27,975)	(27,975)

Balance at March 31, 2024	4,400,048	$4,400	-	$-	$18,984,200	$10,553	$(19,286,226)	$(287,073)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

 Statements of Cash Flow (Unaudited)

	For the Nine Months Ended
	March 31, 2024	March 31, 2023

Cash flows from operating activities:
Net income (loss)	$(27,975)	$(38,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	2,250	2,250
Stock based compensation	1,155	1,645
Fair value adjustment for shares issued from settlement agreement (Note 3)	(214)	(36)
Changes in operating assets and liabilities:
Accounts receivable	-	(833)
Inventory	-	8,224
Accounts payable	796	(5,717)
Net cash used in operating activities	(23,988)	(32,848)

Cash flows from financing activities
Proceeds from related party advances	22,000	21,450
Net cash provided by financing activities	22,000	21,450

Net increase (decrease) in cash	(1,988)	(11,398)
Cash - beginning of the year	2,067	13,555
Cash - end of the quarter	$79	$2,157

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.

Notes to Financial Statements (Unaudited)

As of March 31, 2024 and June 30, 2023

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

The Company acquired the Within / Without Granola (“WWG”) brand on July 15, 2021 form Paleo Scavenger, LLC for $10,000. During June 2022, the Company restarted the manufacturing process for the Within / Without Granola products. The Company generated the first sales since inception during August 2022. The Company is currently selling the original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory was written off.  The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of March 31, 2024, a new manufacturer has not been engaged.

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

The results for the three and nine months ended March 31, 2024 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed with the Securities and Exchange Commission on October 12, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three and nine months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2024.

The Company maintains its cash balance at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market. The cost of inventory includes the cost of raw materials and freight. During June 2022 the Company purchased its first inventory of the original and maple flavored products for $16,449. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory balance of $2,541 was written off. A new production run has not been scheduled. At March 31, 2024 and June 30, 2023, the Company’s inventory was $-0-.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested, and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $350 and $315 for the three months ended March 31, 2024 and 2023, respectively, and $1,155 and $1,645 for the nine months ended March 31, 2024 and 2023, respectively.

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

The Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet to fair value in accordance with ASC 825-10 as of March 31, 2024 and June 30, 2023.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,286,226 at March 31, 2024 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

There have been no new accounting pronouncements during the nine months ended March 31, 2024 that we believe would have a material impact on our financial position or results of operations.

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

The fair value of the Intangible assets: commercial sales channel, customer list and other intangible assets was calculated using the net present value of the projected gross profit to be generated over the next 36 months beginning on July 15, 2021 with quarterly amortization of $750. The WWG Trademark was deemed to have an indefinite life and will be evaluated for impairment on an annual basis. Amortization expense amounted to $750 and $2,250 for the three and nine months ended March 31, 2024 and 2023.

NOTE 4 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. During 2023, Mr. Drury passed away. The estate of Mr. Drury will continue to be issued 3,571 until the estate is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to the estate of Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. The estate of Mr. Drury has not sold these shares as of March 31, 2024. The Company recognized other income (expense) due to the marking of these shares to fair value subsequent to issuance and recognized $214 and $21 for the three months ended March 31, 2024 and 2023, respectively, and $214 and $36 for the nine months ended March 31, 2024 and 2023, respectively.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $190,666 as a related party loan. The proceeds for these loans were used for working capital. As of March 31, 2024 and June 30, 2023, there are related party loans totaling $190,666 and $168,666, respectively. These loans are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 5 EQUITY TRANSACTIONS

As of March 31, 2024, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 6 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2024 up through May 14, 2024. During this period, the Company did not have any material recognizable subsequent events.

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

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,286,226 at March 31, 2024 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

We generated our first sales since inception during August 2022. We are currently selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of May 14, 2024, a new manufacturer has not been engaged.

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

During 2023, William Drury the Company’s secretary passed away. Amber Finney the Company CEO assumed Mr. Drury’s duties.

Results of Operations for the Three months Ended March 31, 2024 and 2023

Overview. Artisan Consumer Goods, Inc. is a Nevada corporation, originally formed on September 19, 2009. We are attempting to restart the Within / Without Granola (“WWG”) brand acquired on July 15, 2021. We generated our first sales in August 2022. We generated sales of $-0- and $11 for the three months ended March 31, 2024 and 2023, respectively. The Company has generated net losses of $7,577 and $12,039 for the three months ended March 31, 2024 and 2023, respectively. The decrease in net loss of $4,462 is attributable to the factors discussed below.

Revenues. We had revenues of $-0- and 11 for the three months ended March 31, 2024 and 2023, respectively. We had our first sales of our original and maple flavored granola products in August 2022. During February 2023, the inventory from the first run of the Within / Without Granola products expired. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of  May 14, 2024, a new manufacturer has not been engaged.

Gross Margin. Once cost of revenue and other expenses to generate revenue are considered, we had reported gross margins of $-0- and ($3,624) for the three and three months ended March 31, 2024 and 2023, respectively.

 Expenses. For the three months ended March 31, 2024 and 2023, respectively, we incurred total operating expenses of $7,791 and $8,436. The decrease of $645 was primarily attributable to an approximate $2,000 decrease in professional fees for audit and accounting fees offset by an approximate $1,000 increase in other general and administrative expenses.

Other Income (Expense). Our total other income (expense) was $214 and $21 for the three months ended March 31, 2024 and 2023, respectively. The increase of $193 was attributable to a $193 increase in other income related to the change in market value of shares issued to the estate of Mr. Drury but not yet sold (See Note 3 – Related Party Transaction in the accompanying notes to the financial statements).

Results of Operations for the Nine months Ended March 31, 2024 and 2023

Overview. Artisan Consumer Goods, Inc. is a Nevada corporation, originally formed on September 19, 2009. We are attempting to restart the Within / Without Granola (“WWG”) brand acquired on July 15, 2021. We generated our first sales in August 2022. We generated sales of $-0- and $7,445 for the nine months ended March 31, 2024 and 2023, respectively. The Company has generated net losses of $27,975 and $38,381 for the nine months ended March 31, 2024 and 2023, respectively. The decrease in net loss of $10,406 is attributable to the factors discussed below.

Revenues. We had revenues of $-0- and $7,445 for the nine months ended March 31, 2024 and 2023, respectively. We had our first sales of our original and maple flavored granola products in August 2022. During February 2023, the inventory from the first run of the Within / Without Granola products expired. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of May 14, 2024, a new manufacturer has not been engaged.

Gross Margin. Once cost of revenue and other expenses to generate revenue are considered, we reported gross margins of $-0- and ($1,955) for the nine months ended March 31, 2024 and 2023, respectively.

 Expenses. For the nine months ended March 31, 2024 and 2023, respectively, we incurred total operating expenses of $28,189 and $36,462. The decrease of $8,273 was primarily attributable to an approximate $2,000 decrease in professional fees, an approximate $1,000 decrease in stock-based compensation and an approximate $5,000 decrease in other general and administrative expenses as our operations is currently on hold.

Other Income (Expense). Our total other income (expense) was $214 and $36 for the nine months ended March 31, 2024 and 2023, respectively. The increase of $178 was attributable to a $178 increase in other income related to the change in market value of shares issued to the estate of Mr. Drury but not yet sold (See Note 3 – Related Party Transaction in the accompanying notes to the financial statements).

Liquidity and Capital Resources

Our cash balance was $79 and working capital deficit was $288,948 at March 31, 2024 compared to a cash balance of $2,067 and working capital deficit of $264,378 at June 30, 2023. Total expenditures over the next 12 months are expected to be approximately $100,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at March 31, 2024, our total assets were $1,954 and were comprised of cash for $79, intellectual property for $875 (net of accumulated amortization) and trademarks for $1,000. The intellectual property and trademarks resulted from our July 15, 2021 acquisition of the Within / Without Granola brand.

As at March 31, 2024, our current liabilities of $289,027 were comprised of accounts payable of $50,318, accrued liabilities for $48,043 and related party loans of $190,666. As at March 31, 2024, our stockholders’ deficiency was $287,073.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $23,988 and $32,848 for the nine months ended March 31, 2024 and 2023, respectively.

Cash Flows from Financing Activities

For the nine months ended March 31, 2024 and 2023, net cash flows provided by financing activities was $22,000 and $21,450, respectively from cash advances from our CEO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a small reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2024.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: May 14, 2024	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

