Form 10-K
period 2024-06-30
Artisan Consumer Goods, Inc.
filed 2024-08-16
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

At December 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $260,000.

As of August 16, 2024, there were 4,400,048 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

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

William Drury also served as our Treasurer and sole director from February 19, 2013, until September 28, 2016. Mr. Drury also served as our President from July 31, 2015 until September 28, 2016. During 2023, Mr. Drury passed away. Ms. Finney assumed his duties.

As of June 30, 2024, we were authorized to issue 500,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

Our independent auditor has issued an audit opinion which includes a statement raising substantial doubt as to our ability to continue as a going concern.

Our Business – and Immediate Need for Financing

On July 15, 2021, we acquired the assets of Paleo Scavenger, LLC for $10,000. Paleo owns the Within / Without Granola (“WWG”) brand. The purchase price includes the WWG trademarks, brands, books, records, intellectual property, commercial sales channel, customer lists and manufacturing rights. Early in 2021, WWG ceased operations, and we restarted the manufacturing process in June 2022.

We generated our first sales since inception during August 2022. We are currently selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off.  The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of August 16, 2024, a new manufacturer has not been engaged.

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

4

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

MARKET INFORMATION

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “ARRT”. As of August 16, 2024, the Company had 4,400,048 shares of common stock issued and outstanding, and we had approximately 28 holders of record of our common stock.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2024.

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

PLAN OF OPERATION

Our plan of operation for the following twelve months is as follows:

On July 15, 2021, we acquired the assets of Paleo Scavenger, LLC for $10,000. Paleo owns the Within / Without Granola (“WWG”) brand. The purchase price includes the WWG trademarks, brands, books, records, intellectual property, commercial sales channel, customer lists and manufacturing rights. Early in 2021, WWG ceased operations, and we restarted the manufacturing process in June 2022.

We generated our first sales since inception during August 2022. We are currently selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of August 16, 2024, a new manufacturer has not been engaged.

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

CRITICAL ACCOUTNING POLICIES

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Overview. Artisan Consumer Goods, Inc. is a Nevada corporation, originally formed on September 19, 2009. We are attempting to restart the Within / Without Granola (“WWG”) brand acquired on July 15, 2021. We generated our first sales in August 2022. We generated sales of $-0- and $7,648 for the years ended June 30, 2024 and 2023, respectively. The Company has generated net losses of $18,910 and $42,825 for the years ended June 30, 2024 and 2023, respectively. The decrease in net loss of $23,915 is attributable to the factors discussed below.

Revenues. We had revenues of $-0- and $7,648 for the years ended June 30, 2024 and 2023, respectively. We had our first sales of our original and maple flavored granola products in August 2022. During February 2023, the inventory from the first run of the Within / Without Granola products expired. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of August 16, 2024, a new manufacturer has not been engaged.

Gross Margin. Once cost of revenue and other expenses to generate revenue are considered, we reported gross margins of $-0- and ($1,752) for the years ended June 30, 2024 and 2023, respectively.

Operating Expenses. For the years ended June 30, 2024 and 2023, respectively, we incurred total operating expenses of $32,059 and $41,102. The decrease of $9,043 was primarily attributable to an approximate $2,000 decrease in professional fees, an approximate $1,000 decrease in stock-based compensation and an approximate $6,000 decrease in other general and administrative expenses as our operations is currently on hold.

Other Income (Expense). Our total other income (expense) was $13,149 and $29 for the years ended June 30, 2024 and 2023, respectively. The increase of $13,120 was attributable to a $1,870 increase in other income related to the change in market value of shares issued to the estate of Mr. Drury but not yet sold (See Note 3 – Related Party Transaction in the accompanying notes to the financial statements) and a $11,250 gain on extinguishment of debt for two accounts payable either past statute of limitations or for work not executed.

The following table provides selected financial data about our company for the years ended June 30, 2024 and 2023.

Balance Sheet Data	June 30, 2024	June 30, 2023
Cash	$1,795	$2,067
Total Assets	$2,920	$6,192
Total Liabilities	$280,718	$266,445
Shareholders’ Deficit	$(277,798)	$(260,253)

GOING CONCERN

Artisan Consumer Goods, Inc. currently has limited operations. The financial statements in Item 8, have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated minimal revenues and incurred a loss since inception resulting in an accumulated deficit of $19,277,161 at June 30, 2024 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock. In addition, our independent auditor has issued an audit opinion for Artisan Consumer Goods, Inc. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $1,795 and working capital deficit was $278,923 at June 30, 2024. Total expenditures over the next 12 months are expected to be approximately $100,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at June 30, 2024, our total assets were $2,920 and were comprised of cash for $1,795, intellectual property for $125 (net of accumulated amortization) and trademarks for $1,000. The intellectual property and trademarks resulted from our July 15, 2021 acquisition of the Within / Without Granola brand.

As at June 30, 2024, our current liabilities of $280,718 were comprised of accounts payable of $33,694, accrued liabilities for $46,358 and related party loans of $200,666. As at June 30, 2024, our stockholders’ deficiency was $277,798.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $32,272 and $35,938 for the years ended June 30, 2024 and 2023, respectively.

Cash Flows from Financing Activities

For the fiscal years ended June 30, 2024 and 2023, net cash flows provided by financing activities was $32,000 and $24,450, respectively from cash advances from our CEO.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

Artisan Consumer Goods, Inc.

June 30, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Artisan Consumer Goods, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artisan Consumer Goods, Inc. as of June 30, 2024, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). For the year ending June 30, 2023, the audit was performed by another PCAOB registered firm whose audit report is hereby included.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

There were no critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

Yusufali & Associates, LLC

We have served as the Company’s auditor since 2024.

Short Hills, New Jersey

 August 10, 2024

PCAOB registration # 3313

ARTISAN CONSUMER GOODS, INC.
Balance Sheets

	June 30, 2024	June 30, 2023

Assets
Current assets:
Cash	$1,795	$2,067
Total current assets	1,795	2,067

Other assets
Intellectual property (net of accumulated amortization of $8,875 and $5,875)
as of June 30, 2024 and 2023, respectively	125	3,125
Trademarks	1,000	1,000
Total other assets	1,125	4,125

Total Assets	$2,920	$6,192

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$33,694	$49,522
Accrued expenses	46,358	48,257
Related party loans	200,666	168,666
Total current liabilities	280,718	266,445

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of June 30, 2024 and 2023	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of as of June 30, 2024 and 2023	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	10,763	9,398
Accumulated deficit	(19,277,161)	(19,258,251)
Total stockholders' deficiency	(277,798)	(260,253)

Total Liabilities and Stockholders' Deficiency	$2,920	$6,192

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Operations

	For the Twelve Months Ended
	June 30, 2024	June 30, 2023

Revenue	$-	$7,648
Cost of Revenue	-	9,400

Gross margin	-	(1,752)

Operating expenses:
Stock based compensation	1,365	1,855
Professional fees	24,565	26,749
General and administrative expenses	3,129	9,498
Amortization expense	3,000	3,000
Total operating expenses	32,059	41,102

Net operating income (loss)	(32,059)	(42,854)

Other income (expense):
Other income	1,899	29
Gain in extinguishment of debt	11,250	-
Total Other income (expense)	13,149	29

Net income (loss)	$(18,910)	$(42,825)

Basic and diluted income (loss) per share	$(0.00)	$(0.01)

Weighted average number of common
shares outstanding - basic and diluted	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Changes in Stockholders' Deficiency

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	To Be Issued	Deficit	Deficiency
Balance at June 30, 2022	4,400,048	$4,400	-	$-	$18,984,200	$7,543	$(19,215,426)	$(219,283)

Stock based compensation						1,855		1,855
Net loss							(42,825)	(42,825)

Balance at June 30, 2023	4,400,048	$4,400	-	$-	$18,984,200	$9,398	$(19,258,251)	$(260,253)

Stock based compensation						1,365		1,365
Net loss							(18,910)	(18,910)

Balance at June 30, 2024	4,400,048	$4,400	-	$-	$18,984,200	$10,763	$(19,277,161)	$(277,798)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Cash Flow

	For the Twelve Months Ended
	June 30, 2024	June 30, 2023

Cash flows from operating activities:
Net income (loss)	$(18,910)	$(42,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	3,000	3,000
Stock based compensation	1,365	1,855
Fair value adjustment for shares issued from settlement agreement (Note 3)	(1,899)	(29)
Gain on extinguishment of debt	(11,250)	-
Changes in operating assets and liabilities:
Inventory	-	8,224
Accounts payable	(4,578)	(6,163)
Net cash used in operating activities	(32,272)	(35,938)

Cash flows from financing activities
Proceeds from related party advances	32,000	24,450
Net cash provided by financing activities	32,000	24,450

Net increase (decrease) in cash	(272)	(11,488)
Cash - beginning of the year	2,067	13,555
Cash - end of the quarter	$1,795	$2,067

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.

Notes to Financial Statements

As of June 30, 2024 and 2023

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

The Company acquired the Within / Without Granola (“WWG”) brand on July 15, 2021 form Paleo Scavenger, LLC for $10,000. During June 2022, the Company restarted the manufacturing process for the Within / Without Granola products. The Company generated the first sales since inception during August 2022. The Company is currently selling the original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory was written off.  The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of June 30, 2024, a new manufacturer has not been engaged.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2024.

The Company maintains its cash balance at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market. The cost of inventory includes the cost of raw materials and freight. During June 2022 the Company purchased its first inventory of the original and maple flavored products for $16,449. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory balance of $2,541 was written off. A new production run has not been scheduled. At June 30, 2024 and 2023, the Company’s inventory was $-0-.

Accounts Payable Extinguishment

At June 30, 2024, the Company evaluated two accounts payable and determine one was past the statute of limitations and the other was for work not executed. As a result of the evaluation, the Company recorded a gain on the extinguishment of debt for $11,250 in the accompanying statement of operations.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested, and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $1,365 and $1,855 for the years ended June 30, 2024 and 2023, respectively.

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

Other than the accounts payable extinguishment mentioned above, the Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet to fair value in accordance with ASC 825-10 as of June 30, 2024 and 2023.

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

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2017 to 2023 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,277,161 at June 30, 2024 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

During the year ended June 30, 2024, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on cash income taxes paid. Additionally, specific disclosures related to unrecognized tax benefits and indefinite reinvestment assertions were removed. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

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

The fair value of the Intangible assets: commercial sales channel, customer list and other intangible assets was calculated using the net present value of the projected gross profit to be generated over the next 36 months beginning on July 15, 2021 with quarterly amortization of $750. The WWG Trademark was deemed to have an indefinite life and will be evaluated for impairment on an annual basis. Amortization expense amounted to $3,000 for the years ended June 30, 2024 and 2023.

NOTE 4 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. During 2023, Mr. Drury passed away. The estate of Mr. Drury will continue to be issued 3,571 until the estate is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to the estate of Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. The estate of Mr. Drury has not sold these shares as of June 30, 2024. The Company recognized other income (expense) due to the marking of these shares to fair value subsequent to issuance and recognized $1,899 and $29 for the years ended June 30, 2024 and 2023, respectively.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $200,666 as a related party loan. The proceeds for these loans were used for working capital. As of June 30, 2024 and 2023, there are related party loans totaling $200,666 and $168,666, respectively. These loans are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 5 EQUITY TRANSACTIONS

As of June 30, 2024, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 6 INCOME TAXES

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

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the fiscal year ended June 30, 2024 or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open for examination.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2024	2023
Income tax provision at the federal statutory rate	28%	28%
Effect on operating losses	(28)%	(28)%

The net deferred tax assets consist of the following:

	June 30, 2024	June 30, 2023
Deferred tax asset	$5,397,605	$5,392,310
Valuation allowance	(5,397,605)	(5,392,310)
Net deferred tax asset	$-	$-

NOTE 7 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2024 up through August 16, 2024. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2024.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2024, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Amber Joy Finney, our President and Chief Officer, Treasurer and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Ms. Finney concluded that, as of June 30, 2024, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and Chief Executive Officer, and sole Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2024.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of June 30, 2024 are as follows:

Name	Age	Positions and Offices
Amber Joy Finney	45	President and Chief Executive Officer, Treasurer, Secretary and Director
William Drury	60	Former Secretary

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

WILLIAM DRURY

Mr. Drury served as our secretary since February 19, 2013 through 2023. Mr. Drury also served as our Treasurer and sole director from February 19, 2013, until September 28, 2016, and also served as our President from July 31, 2015 until September 28, 2016. Mr. Drury passed away in 2023.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one-member, which director does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his or her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended June 30, 2024 and 2023:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal year ended as indicated:

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total($)
Amber Joy Finney (1)	2024	0	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0	0

 _____________

(1)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.

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

The following table sets forth director compensation as of June 30, 2024:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 30, 2024, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,400,048 shares of our common stock issued and outstanding as of June 30, 2024. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (5)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Amber Joy Finney (2)	2,271,426	51.6%
Common Stock	William Drury (3)	681,434	15.5%
Common Stock	Jean Jacques Mariani (4)	342,859	7.8%
All directors and executive officers as a group (2 persons)		2,952,860	67.1%

 _____________

(1)	As of June 30, 2024, we had 4,400,048 shares of common stock outstanding.
(2)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.
(3)

Appointed Secretary on February 19, 2013. Appointed President on July 31, 2015, appointed Treasurer and director on February 19, 2013, and resigned as President, Treasurer and director September 28, 2016. 85,717 shares held by Wicawibe LLC, and 595,717 shares held by Gain Delight Trading Ltd. Mr. Duruy passed away in 2023 and the shares are owned by his estate.

(4)	The address is unknown.
(5)	Unless otherwise noted, the address of each person listed is c/o Artisan Consumer Goods, Inc., 999 N Northlake Way Ste 203, Seattle, Washington 98103-3442.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended June 30, 2024 and 2023, the total fees charged to the company for audit services, including quarterly reviews were $13,500 and $12,100 and for tax services and other services were $0 and $0, respectively.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: August 16, 2024	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)

