Form 10-Q
period 2024-09-30
Artisan Consumer Goods, Inc.
filed 2024-10-11
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 11, 2024, there were 4,400,048 shares of common stock, $0.001 per share, outstanding.

ARTISAN CONSUMER GOODS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

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

ARTISAN CONSUMER GOODS, INC.
Balance Sheets

	September 30, 2024	June 30, 2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,263	$1,795
Total current assets	1,263	1,795

Other assets
Intellectual property (net of accumulated amortization of $9,000 and $8,875) as of September 30, 2024 and June 30, 2024, respectively	-	125
Trademarks	1,000	1,000
Total other assets	1,000	1,125

Total Assets	$2,263	$2,920

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$35,021	$33,694
Accrued expenses	42,856	46,358
Related party loans	210,666	200,666
Total current liabilities	288,543	280,718

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of September 30, 2024 and June 30, 2024	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of as of September 30, 2024 and June 30, 2024	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	10,973	10,763
Accumulated deficit	(19,285,853)	(19,277,161)
Total stockholders' deficiency	(286,280)	(277,798)

Total Liabilities and Stockholders' Deficiency	$2,263	$2,920

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Operations

	For the Three Months Ended
	September 30, 2024	September 30, 2023

Operating expenses:
Stock based compensation	210	490
Professional fees	10,350	3,700
General and administrative expenses	1,509	995
Amortization expense	125	750
Total operating expenses	12,194	5,935

Net operating income (loss)	(12,194)	(5,935)

Other income (expense):
Other income	3,502	-
Gain in extinguishment of debt	-	-
Total Other income (expense)	3,502	-

Net income (loss)	$(8,692)	$(5,935)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Changes in Stockholders' Deficiency (Unaudited)
						Common
					Additional	Stock		Total
	Common Stock		Preferred Stock		Paid-In	To Be	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficiency
For the Three Months Ended September 30, 2023
Balance at June 30, 2023 (Audited)	4,400,048	$4,400	-	$-	$18,984,200	$9,398	$(19,258,251)	$(260,253)

Stock based compensation	-	-	-	-	-	490	-	490

Net loss	-	-	-	-	-	-	(5,935)	(5,935)

Balance at September 30, 2023	4,400,048	$4,400	-	$-	$18,984,200	$9,888	$(19,264,186)	$(265,698)

For the Three Months Ended September 30, 2024
Balance at June 30, 2024 (Audited)	4,400,048	$4,400	-	$-	$18,984,200	$10,763	$(19,277,161)	$(277,798)

Stock based compensation	-	-	-	-	-	210	-	210

Net loss	-	-	-	-	-	-	(8,692)	(8,692)

Balance at September 30, 2024	4,400,048	$4,400	-	$-	$18,984,200	$10,973	$(19,285,853)	$(286,280)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statements of Cash Flow

	For the Three Months Ended
	September 30, 2024	September 30, 2023

Cash flows from operating activities:
Net income (loss)	$(8,692)	$(5,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	125	750
Stock based compensation	210	490
Fair value adjustment for shares issued from settlement agreement (Note 3)	(3,502)	-
Changes in operating assets and liabilities:
Accounts payable	1,327	2,950
Net cash used in operating activities	(10,532)	(1,745)

Cash flows from financing activities
Proceeds from related party advances	10,000	15,000
Net cash provided by financing activities	10,000	15,000

Net increase (decrease) in cash	(532)	13,255
Cash - beginning of the year	1,795	2,067
Cash - end of the quarter	$1,263	$15,322

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Group, Inc.

Notes to Financial Statements

As of September 30, 2024 (unaudited)

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

The Company acquired the Within / Without Granola (“WWG”) brand on July 15, 2021 form Paleo Scavenger, LLC for $10,000. During June 2022, the Company restarted the manufacturing process for the Within / Without Granola products. The Company generated the first sales since inception during August 2022. The Company is currently selling the original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory was written off.  The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of September 30, 2024, a new manufacturer has not been engaged.

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

The results for the three months ended September 30, 2024 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed with the Securities and Exchange Commission on August 16, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2024.

The Company maintains its cash balance at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Accounts Payable Extinguishment

At June 30, 2024, the Company evaluated two accounts payable and determine one was past the statute of limitations and the other was for work not executed. As a result of the evaluation, the Company recorded a gain on the extinguishment of debt for $11,250 at June 30, 2024.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested, and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $210 and $490 for the three months ended September 30, 2024 and 2023, respectively.

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

Other than the accounts payable extinguishment mentioned above, the Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet to fair value in accordance with ASC 825-10 as of September 30, 2024 and June 30, 2023.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,285,853 at September 30, 2024 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

During the three months ended September 30, 2024, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

The fair value of the Intangible assets of $9,000 for the commercial sales channel, customer list and other intangible assets was calculated using the net present value of the projected gross profit to be generated over the next 36 months beginning on July 15, 2021 with quarterly amortization of $750. The WWG Trademark for $1,000 was deemed to have an indefinite life and will be evaluated for impairment on an annual basis. Amortization expense amounted to $125 and $750 for the three months ended September 30, 2024 and 2023, respectively. The intangible assets for $9,000 were fully amortized at September 30, 2024.

NOTE 4 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. During 2023, Mr. Drury passed away. The estate of Mr. Drury will continue to be issued 3,571 until the estate is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to the estate of Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. The estate of Mr. Drury has not sold these shares as of September 30, 2024. The Company recognized other income (expense) due to the marking of these shares to fair value subsequent to issuance and recognized $3,502 and $-0- for the three months ended September 30, 2024 and 2023, respectively.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $210,666 as a related party loan. The proceeds for these loans were used for working capital. As of September 30, 2024 and 2023, there are related party loans totaling $210,666 and $200,666, respectively. These loans are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 5 EQUITY TRANSACTIONS

As of September 30, 2024, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 6 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2024 up through October 11, 2024. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Artisan Consumer Goods, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2024 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-54838; the “Form 10-K”), as filed with the Securities and Exchange Commission on August 16, 2024. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

The Company was incorporated in the State of Nevada on September 14, 2009 and has established a fiscal year end of June 30.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,286,226 at September 30, 2024 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

We generated our first sales since inception during August 2022. We are currently selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of October 11, 2024, a new manufacturer has not been engaged.

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

During 2023, William Drury the Company’s secretary passed away. Amber Finney the Company CEO assumed Mr. Drury’s duties.

Results of Operations for the Three months Ended September 30, 2024 and 2023

Overview. Artisan Consumer Goods, Inc. is a Nevada corporation, originally formed on September 19, 2009. We are attempting to restart the Within / Without Granola (“WWG”) brand acquired on July 15, 2021. We generated our first sales in August 2022. We generated sales of $-0- for the three months ended September 30, 2024 and 2023, respectively. The Company has generated net losses of $8,692 and $5,935 for the three months ended September 30, 2024 and 2023, respectively. The increase in net loss of $2,757 is attributable to the factors discussed below.

Revenues. We had revenues of $-0- for the three months ended September 30, 2024 and 2023. We had our first sales of our original and maple flavored granola products in August 2022. During February 2023, the inventory from the first run of the Within / Without Granola products expired. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of  October 11, 2024, a new manufacturer has not been engaged.

Expenses. For the three months ended September 30, 2024 and 2023, respectively, we incurred total operating expenses of $12,194 and $3,700. The increase of $6,259 was primarily attributable to an approximate $7,000 decrease in professional fees for audit, transfer agent and accounting fees offset by an approximate $1,000 decrease in other operating expenses.

Other Income (Expense). Our total other income (expense) was $3,502 and $-0- for the three months ended September 30, 2024 and 2023, respectively. The increase of $3,502 was attributable to a $3,502 increase in other income related to the change in market value of shares issued to the estate of Mr. Drury but not yet sold (See Note 3 – Related Party Transaction in the accompanying notes to the financial statements).

Liquidity and Capital Resources

Our cash balance was $1,263 and working capital deficit was $287,280 at September 30, 2024 compared to a cash balance of $1,795 and working capital deficit of $278,923 at June 30, 2024. Total expenditures over the next 12 months are expected to be approximately $50,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at September 30, 2024, our total assets were $2,263 and were comprised of cash for $1,263, intellectual property for $-0- (net of accumulated amortization) and trademarks for $1,000. The intellectual property and trademarks resulted from our July 15, 2021 acquisition of the Within / Without Granola brand.

As at September 30, 2024, our current liabilities of $288,543 were comprised of accounts payable of $35,021, accrued liabilities for $42,856 and related party loans of $210,666. As at September 30, 2024, our stockholders’ deficiency was $286,280.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $10,532 and $1,745 for the three months ended September 30, 2024 and 2023, respectively.

Cash Flows from Financing Activities

For the three months ended September 30, 2024 and 2023, net cash flows provided by financing activities were $10,000 and $15,000, respectively from cash advances from our CEO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a small reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2024.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: October 11, 2024	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

