Form 10-Q/A
period 2024-09-30
Artisan Consumer Goods, Inc.
filed 2025-03-14
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of March 14, 2025, there were 4,400,048 shares of common stock, $0.001 per share, outstanding.

EXPLANATORY NOTE

Artisan Consumer Goods, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the three months ended September 30, 2024 and 2023, filed with the Securities and Exchange Commission (the “SEC”) October 11, 2024 (the “Original Form 10-Q”).

This Amendment No. 1 is being filed for the sole purpose of performing a review of the Company’s Form 10-Q for the three months ended September 30, 2024 and 2023 by the Company’s new independent registered public accounting firm, Fruci & Associations II, PLLC (“Fruci”).  On November 19, 2024, the Company filed a Form 8-K with the SEC as a result of the SEC notifying the Company that the Public Company Accounting Oversight Board revoked the registration Yusufali & Associates, LLC, the Company’s previous independent registered public accountant, Fruci will reaudit the Company financial statements and notes for the years ending June 30, 2024 and 2023 and review all subsequent interim periods.

As required by the SEC, this Amendment No. 1 includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 32.1 hereto.

Except as described above, the Company has not made any material modifications to the Original Form 10-Q, or the financial statements included therein, or any disclosures contained in the Original Form 10-Q.  Accordingly, this Amendment No. 1, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original Form 10-Q. Consequently, all other information not affected by the correction described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original Form 10-Q and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-Q, including amendments to those filings, if any.

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

ARTISAN CONSUMER GOODS, INC.
Statement of Operations (Unaudited)

	For the Three Months Ended
	September 30, 2024	September 30, 2023

Operating expenses:
Stock based compensation	$210	$490
Professional fees	10,350	3,700
General and administrative expenses	1,509	995
Amortization expense	125	750
Total operating expenses	12,194	5,935

Net operating income (loss)	(12,194)	(5,935)

Other income (expense):
Other income	3,502	-
Total Other income (expense)	3,502	-

Loss before provision for taxes	(8,692)	(5,935)

Provision for income taxes	-	-

Net income (loss)	$(8,692)	$(5,935)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statement of Changes in Stockholders' Deficiency (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock To Be	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficiency
For the Three Months Ended September 30, 2023
Balance at June 30, 2023	4,400,048	$4,400	-	$-	$18,984,200	$9,398	$(19,258,251)	$(260,253)

Stock based compensation	-	-	-	-	-	490	-	490
Net loss	-	-	-	-	-	-	(5,935)	(5,935)

Balance at September 30, 2023	4,400,048	$4,400	-	$-	$18,984,200	$9,888	$(19,264,186)	$(265,698)

For the Three Months Ended September 30, 2024
Balance at June 30, 2024	4,400,048	$4,400	-	$-	$18,984,200	$10,763	$(19,277,161)	$(277,798)

Stock based compensation	-	-	-	-	-	210	-	210
Net loss	-	-	-	-	-	-	(8,692)	(8,692)

Balance at September 30, 2024	4,400,048	$4,400	-	$-	$18,984,200	$10,973	$(19,285,853)	$(286,280)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statement of Cash Flows (Unaudited)

	For the Three Months Ended
	September 30, 2024	September 30, 2023

Cash flows from operating activities:
Net income (loss)	$(8,692)	$(5,935)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expense	125	750
Stock based compensation	210	490
Fair value adjustment for shares issued from settlement agreement (Note 4)	(3,502)	-
Changes in operating assets and liabilities:
Accounts payable	1,327	2,950
Net cash used in operating activities	(10,532)	(1,745)

Cash flows from financing activities
Proceeds from related party advances	10,000	15,000
Net cash provided by financing activities	10,000	15,000

Net increase (decrease) in cash	(532)	13,255
Cash - beginning of the year	1,795	2,067
Cash - end of the quarter	$1,263	$15,322

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718.. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested, and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services,  the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $210 and $490 for the three months ended September 30, 2024 and 2023, respectively.

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

Other than the accounts payable extinguishment mentioned above and the Drury settlement shares adjusted to fair value at the end of each quarter (see Note 4 Related Party Transactions for further discussion), the Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet to fair value in accordance with ASC 825-10 as of September 30, 2024 and June 30, 2024.

Income Taxes

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The U.S. federal corporate income tax is  21% and no state income tax is applicable in states the Company operates. We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn sufficient income to realize the deferred tax assets during the carryforward period.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2017 to 2024 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,285,853 at September 30, 2024 and further losses are anticipated in the development of its business. In addition, the Company has negative working capital and cash flows from operating activities. These factors indicate raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

Since September 2016, the Company’s President, Amber Finney, advanced the Company $210,666 as a related party loan. The proceeds for these loans were used for working capital. As of September 30, 2024 and June 30, 2024, there are related party loans totaling $210,666 and $200,666, respectively. These loans are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 5 EQUITY TRANSACTIONS

As of September 30, 2024 and June 30, 2024, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

NOTE 6 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2024 up through March 14, 2025. During this period, the Company did not have any material recognizable subsequent events.

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

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,285,853 at September 30, 2024 and further losses are anticipated in the development of its business. In addition, the Company has negative working capital and cash flows from operating activities. These factors indicate raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

We generated our first sales since inception during August 2022. We are currently selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of March 14, 2025, a new manufacturer has not been engaged.

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

Revenues. We had revenues of $-0- for the three months ended September 30, 2024 and 2023. We had our first sales of our original and maple flavored granola products in August 2022. During February 2023, the inventory from the first run of the Within / Without Granola products expired. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of  March 14, 2025, a new manufacturer has not been engaged.

Expenses. For the three months ended September 30, 2024 and 2023, respectively, we incurred total operating expenses of $12,194 and $5,935. The increase of $6,259 was primarily attributable to an approximate $7,000 increase in professional fees for audit, transfer agent and accounting fees offset by an approximate $1,000 decrease in other operating expenses.

Other Income (Expense). Our total other income (expense) was $3,502 and $-0- for the three months ended September 30, 2024 and 2023, respectively. The increase of $3,502 was attributable to a $3,502 increase in other income related to the change in market value of shares issued to the estate of Mr. Drury but not yet sold (See Note 4 – Related Party Transactions in the accompanying notes to the financial statements).

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

As at September 30, 2024, our total assets were $2,263 and were comprised of cash for $1,263and trademarks for $1,000. The  trademarks resulted from our July 15, 2021 acquisition of the Within / Without Granola brand.

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

(a) Exhibits required by Item 601 of Regulation S-K:

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: March 14, 2025	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

