Form 10-K/A
period 2024-06-30
Artisan Consumer Goods, Inc.
filed 2025-04-07
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 7, 2025, there were 4,400,048 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

Artisan Consumer Goods, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the years ended June 30, 2024 and 2023, filed with the Securities and Exchange Commission (the “SEC”) August 16, 2024 (the “Original Form 10-K”).

This Amendment No. 1 is being filed for the sole purpose of performing a re-audit of the Company’s Form 10-K for the years ended June 30, 2024 and 2023 by the Company’s new independent registered public accounting firm, Fruci & Associates II, PLLC (“Fruci”). On November 19, 2024, the Company filed a Form 8-K with the SEC as a result of the SEC notifying the Company that the Public Company Accounting Oversight Board revoked the registration Yusufali & Associates, LLC, the Company’s previous independent registered public accountant, Fruci will reaudit the Company financial statements and notes for the years ending June 30, 2024 and 2023 and review all subsequent interim periods.

As required by the SEC, this Amendment No. 1 includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 32.1 hereto.

Except as described above, the Company has not made any material modifications to the Original Form 10-K, or the financial statements included therein, or any disclosures contained in the Original Form 10-K. Accordingly, this Amendment No. 1, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original Form 10-K. Consequently, all other information not affected by the correction described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original Form 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K, including amendments to those filings, if any.

2

ARTISAN CONSUMER GOODS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on FORM 10-K/A of Artisan Consumer Goods, Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this FORM 10-K/A, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this FORM 10-K/A to the “Company”, “Artisan Consumer Goods, Inc.”, “we”, “us,” or “our” are to Artisan Consumer Goods, Inc.

PART I

ITEM 1. BUSINESS

Organization

On September 14, 2009, the Company was incorporated under the laws of the State of Nevada. Until the date of filing of this Annual Report on FORM 10-K/A, we were engaged in the business of acquisition, exploration and development of natural resource properties. On April 17, 2018, under the laws of the State of Nevada, we changed our name from “Lash, Inc.” to “Artisan Consumer Goods, Inc.” On October 19, 2016, under the laws of the State of Nevada, we changed our name from “Cassidy Ventures Inc.” to “Lash, Inc.”

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

We generated our first sales since inception during August 2022. We are currently selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off.  The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of April 7, 2025, a new manufacturer has not been engaged.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and maintain a cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management methodology is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a cybersecurity awareness designed to identify, assess and manage material risks from cybersecurity threats. The cyber risk management methodology involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes as needed. Our risk management, legal, and compliance personnel oversee and identify material risks from cybersecurity threats.

Our cybersecurity risk management methodology includes:

We have not identified risks from known cybersecurity threats, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors oversees our risk management, including our information technology and cybersecurity policies, procedures, and risk assessments. Management reports to our Board of Directors on information security matters as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

One of the key functions of our Board of Directors is informed oversight of our various processes for managing risk. An overall review of risk is inherent in our Board of Directors ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the Board of Directors. This includes a discussion of the likelihood and potential magnitude of various risks, including cybersecurity risks, and any actions management has taken to limit, monitor or control those risks.

ITEM 2. PROPERTIES

Our current business address is 999 N Northlake Way Ste 203, Seattle, Washington 98103-3442. We do not conduct any operations at that address. Our telephone number is (206) 517-7141.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “ARRT”. As of April 7, 2025, the Company had 4,400,048 shares of common stock issued and outstanding, and we had approximately 28 holders of record of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on FORM 10-K/A.

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

We generated our first sales since inception during August 2022. We are currently selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of April 7, 2025, a new manufacturer has not been engaged.

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

Revenues. We had revenues of $-0- and $7,648 for the years ended June 30, 2024 and 2023, respectively. We had our first sales of our original and maple flavored granola products in August 2022. During February 2023, the inventory from the first run of the Within / Without Granola products expired. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of April 7, 2025, a new manufacturer has not been engaged.

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

Other Income (Expense). Our total other income (expense) was $13,149 and $29 for the years ended June 30, 2024 and 2023, respectively. The increase of $13,120 was attributable to a $1,870 increase in other income related to the change in market value of shares issued to the estate of Mr. Drury but not yet sold (See Note 4 – Related Party Transactions in the accompanying notes to the financial statements) and a $11,250 gain on extinguishment of debt for two accounts payable either past statute of limitations or for work not executed.

The following table provides selected financial data about our company for the years ended June 30, 2024 and 2023.

Balance Sheet Data	June 30, 2024	June 30, 2023
Cash	$1,795	$2,067
Total Assets	$2,920	$6,192
Total Liabilities	$280,718	$266,445
Stockholders’ Deficit	$(277,798)	$(260,253)

GOING CONCERN

Artisan Consumer Goods, Inc. currently has limited operations. The financial statements in Item 8 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated minimal revenues and incurred a loss since inception resulting in an accumulated deficit of $19,277,161 at June 30, 2024 and further losses are anticipated in the development of its business. In addition, the Company has negative working capital and cash flows from operating activities. These factors indicate raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock. In addition, our independent auditor has issued an audit opinion for Artisan Consumer Goods, Inc., which includes a statement raising substantial doubt as to our ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS

Artisan Consumer Goods, Inc.

June 30, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Artisan Consumer Goods, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Artisan Consumer Goods, Inc. (“the Company”) as of June 30, 2024, and 2023, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2025. Spokane, Washington
April 7, 2025

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

ARTISAN CONSUMER GOODS, INC.

Statements of Operations

	For the Years Ended
	June 30, 2024	June 30, 2023

Revenue	$-	$7,648
Cost of Revenue	-	9,400

Gross margin	-	(1,752)

Operating expenses:
Professional fees	25,930	28,604
General and administrative expenses	3,129	9,498
Amortization expense	3,000	3,000
Total operating expenses	32,059	41,102

Net operating income (loss)	(32,059)	(42,854)

Other income (expense):
Other income	1,899	29
Gain in extinguishment of debt	11,250	-
Total Other income (expense)	13,149	29

Loss before provision for taxes	(18,910)	(42,825)

Provision for income taxes	-	-

Net income (loss)	$(18,910)	$(42,825)

Basic and diluted income (loss) per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statements of Changes in Stockholders' Deficiency

For the Years Ended June 30, 2024 and 2023

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

ARTISAN CONSUMER GOODS, INC.

Statements of Cash Flows

	For the Years Ended
	June 30, 2024	June 30, 2023

Cash flows from operating activities:
Net income (loss)	$(18,910)	$(42,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	3,000	3,000
Stock based compensation	1,365	1,855
Fair value adjustment for shares issued from settlement agreement (Note 4)	(1,899)	(29)
Gain on extinguishment of debt	(11,250)	-
Changes in operating assets and liabilities:
Inventory	-	8,224
Accounts payable	(4,578)	(6,163)
Net cash used in operating activities	(32,272)	(35,938)

Cash flows from financing activities
Proceeds from related party advances	32,000	24,450
Net cash provided by financing activities	32,000	24,450

Net increase (decrease) in cash	(272)	(11,488)
Cash - beginning of the year	2,067	13,555
Cash - end of the quarter	$1,795	$2,067

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Goods, Inc.

Notes to the Financial Statements

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

The Company acquired the Within / Without Granola (“WWG”) brand on July 15, 2021 form Paleo Scavenger, LLC for $10,000. During June 2022, the Company restarted the manufacturing process for the Within / Without Granola products. The Company generated the first sales since inception during August 2022. The Company is currently selling the original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of April 7, 2025, a new manufacturer has not been engaged.

During 2023, William Drury the Company’s secretary passed away. Amber Finney the Company CEO assumed Mr. Drury’s duties.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s audited financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (US GAAP)

Use of Estimates

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

Segment Reporting

The Company operates within a single reportable operating segment being the manufacture of electric vehicles. The Company has identified its chief executive officer as its chief operating decision maker (“CODM”), who regularly reviews the Company’s performance and allocates resources based on information reported at the consolidated entity level.

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

Customer Concentration

For the year ended June 30, 2023, the approximately 76% Company’s revenues were from one customer.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market. The cost of inventory includes the cost of raw materials and freight. During June 2022, the Company purchased its first inventory of the original and maple flavored products for $16,449. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory balance of $2,541 was written off. A new production run has not been scheduled. At June 30, 2024 and 2023, the Company’s inventory was $-0-.

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

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable under the Billy Drury agreement as discussed in Note 4 Related Party Transactions below are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented. At June 30, 2024 and 2023, the total shares issuable under the Billy Drury agreement would be approximately 100,000 shares and 384,000 shares. respectively of the Company’s common stock.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718.  The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested, and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $1,365 and $1,855 for the years ended June 30, 2024 and 2023, respectively.

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

Other than the accounts payable extinguishment mentioned above and an adjustment to fair value for the shares issued to the estate of Mr. Drury but not yet sold as discussed in Note 4 Related Party Transactions below, the Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet to fair value in accordance with ASC 825-10 as of June 30, 2024 and 2023.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods and service transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Income Taxes

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The U.S. federal corporate income tax rate is 21% and no state income tax is applicable in states the Company operates. The State of Washington Business and Occupation tax rate is from 0.0138% to 3.3%. We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and the state of Washington state tax jurisdictions. The tax years for 2017 to 2024 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

NOTE 5 EQUITY TRANSACTIONS

As of June 30, 2024 and 2023, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

The potentially diluted shares of common stock issuable under the Billy Drury agreement as discussed in Note 4 Related Party Transactions above were 99,574 shares valued at $46,800 or $0.47 per share at June 30, 2024, and 383,607 shares valued at $46,800 or $0.122 per share at June 30, 2023.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2024	2023
Income tax provision at the federal statutory rate	21%	21%
Effect on operating losses	(21)%	(21)%

The net deferred tax assets consist of the following:

	June 30, 2024	June 30, 2023
Deferred tax asset	$4,048,204	$4,044,233
Valuation allowance	(4,048,204)	(4,044,233)
Net deferred tax asset	$-	$-

NOTE 7 SEGMENT INFORMATION

The Company has determined that we have one operating and reportable segment. We define the segment primarily based on how internally reported financial and operating information is regularly reviewed by our chief operating decision maker (“CODM”) to evaluate financial performance, make decisions and allocate resources. Our CODM is the Chief Executive Officer. The CODM assesses the Company’s operating and financial performance based on operating expenses, net income revenue and return on investment. The Company determined that it does not have significant segment expenses.

NOTE 8 SUBSEQUENT EVENTS

On August 8, 2024 the Company’s President, Amber Finney, advanced the Company $10,000 as a related party loan. The proceeds for the loan was used for working capital.

On January 28, 2025 the Company’s President, Amber Finney, advanced the Company $20,000 as a related party loan. The proceeds for the loan was used for working capital.

The Company evaluated all events or transactions that occurred after June 30, 2024 up through April 7, 2025. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As discuss in and Form 8-K filed the Securities and Exchange Commission on February 3, 2025, on January 28, 2025, the Board of Directors of the Company  resolved to engage the independent registered public accounting firm of Fruci & Associates II, PLLC (“Fruci”), the Company’s new independent registered public accountants, which appointment Fruci has accepted.

As a result of the Securities and Exchange Commission notifying the Company that the Public Company Accounting Oversight Board revoked the registration Yusufali & Associates, LLC (“Yusufali & Associates”), the Company’s previous independent registered public accountant, Fruci will reaudit the Company financial statements and notes for the years ending June 30, 2024 and 2023 and review all subsequent interim periods.

On November 19, 2024, the Company approved the dismissal of its then independent registered public accounting firm, Yusufali & Associates, effective November 11, 2024.

For the fiscal years ending June 30, 2024 and 2023, and during the subsequent interim period through the date of dismissal, the reports of independent registered accounting firm on the Company’s financial statements did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The reports of Yusufali & Associates, however, stated that there is substantial doubt about the Company’s ability to continue as a going concern.

During the periods ending June 30, 2024 and 2023, and during the subsequent period through the date of Yusufali & Associates’ dismissal (i) there were no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Yusufali & Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Yusufali & Associates’s satisfaction, would have caused Yusufali & Associates to make reference in connection with Yusufali & Associates’s opinion to the subject matter of the disagreement; and (ii) there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Amber Joy Finney, our President and Chief Officer, Treasurer and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Ms. Finney concluded that, as of June 30, 2024, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

ITEM 9B. OTHER INFORMATION

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

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has not commenced operations.

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

None of our directors have received monetary compensation since our inception through June 30, 2024. We currently do not pay any compensation to our directors serving on our board of directors.

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
(3)

Appointed Secretary on February 19, 2013. Appointed President on July 31, 2015, appointed Treasurer and director on February 19, 2013, and resigned as President, Treasurer and director September 28, 2016. 85,717 shares held by Wicawibe LLC, and 595,717 shares held by Gain Delight Trading Ltd. Mr. Drury passed away in 2023 and the shares are owned by his estate.

(4)	Address: 161 Rue Juels Guesdes, Levallois-Perret, Paris France 92300.
(5)	Unless otherwise noted, the address of each person listed is c/o Artisan Consumer Goods, Inc., 999 N Northlake Way Ste 203, Seattle, Washington 98103-3442.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended June 30, 2024 and 2023, the total fees charged to the company for audit services, including quarterly reviews were $13,500 and $12,100 as billed by Yusufali & Associates, the Company previous independent registered public accounting firm. The independent registered public accounting firm of Fruci & Associates II, PLLC (Fruci) become the Company’s auditor in 2025. None of the fees disclosed here were billed by Fruci. In addition, the total fees charged for tax services, audit related fees and all other services were $0 and $0, for the years ended June 30, 2024, and 2023, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

Number	Description
3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Amendment (3)
3.1.4	Certificate of Amendment (4)
3.1.5	Certificate of Change (5)
3.1.6	Certificate of Amendment (6)
3.2.1	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_________________

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-176939), filed with the Commission on September 21, 2011.
(2)	Incorporated by reference to the Registrant’s FORM 10-K/A (File No. 000-54838), filed with the Commission on October 15, 2013.
(3)	Incorporated by reference to the Registrant’s FORM 10-K/A (File No. 000-54838), filed with the Commission on January 31, 2017.
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2016 (File No. 000-54838), filed with the Commission on February 1, 2017.
(5)	Incorporated by reference to the Registrant’s FORM 10-K/A (File No. 000-54838), filed with the Commission on October 16, 2017.
(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-54838), filed with the Commission on May 23, 2018.

____________

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 16. FORM 10-K/A SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: April 7, 2025	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)

