Form 10-Q
period 2025-03-31
Artisan Consumer Goods, Inc.
filed 2025-05-20
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 20, 2025, there were 4,400,048 shares of common stock, $0.001 per share, outstanding.

ARTISAN CONSUMER GOODS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2025

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

ARTISAN CONSUMER GOODS, INC.

Balance Sheet

	March 31, 2025	June 30, 2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$4,836	$1,795
Total current assets	4,836	1,795

Other assets
Intellectual property (net of accumulated amortization of $9,000 and $8,875) as of March 31, 2025 and June 30, 2024, respectively	-	125
Trademarks	1,000	1,000
Total other assets	1,000	1,125

Total Assets	$5,836	$2,920

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$49,391	$33,694
Accrued expenses	46,383	46,358
Related party loans	230,666	200,666
Total current liabilities	326,440	280,718

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of March 31, 2025 and June 30, 2024	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of as of March 31, 2025 and June 30, 2024	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	12,023	10,763
Accumulated deficit	(19,321,227)	(19,277,161)
Total stockholders' deficiency	(320,604)	(277,798)

Total Liabilities and Stockholders' Deficiency	$5,836	$2,920

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statement of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024

Operating expenses:
Professional fees	$30,061	$5,674	$42,444	$22,870
General and administrative expenses	(112)	1,367	1,472	3,069
Amortization expense	-	750	125	2,250
Total operating expenses	29,949	7,791	44,041	28,189

Net operating income (loss)	(29,949)	(7,791)	(44,041)	(28,189)

Other income (expense):
Other income (expense)	(3,097)	214	(25)	214
Total Other income (expense)	(3,097)	214	(25)	214

Loss before provision for taxes	(33,046)	(7,577)	(44,066)	(27,975)

Provision for income taxes	-	-	-	-

Net income (loss)	$(33,046)	$(7,577)	$(44,066)	$(27,975)

Basic and diluted income (loss) per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	4,400,048	4,400,048	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statement of Changes in Stockholders' Deficiency (Unaudited)

	Common Stock		Preferred Stock		Additional	Common Stock		Total
					Paid-In	To Be	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficiency
For the Three Months Ended March 31, 2024
Balance at December 31, 2023	4,400,048	$4,400	-	$-	$18,984,200	$10,203	$(19,278,649)	$(279,846)

Stock based compensation	-	-	-	-	-	350	-	350
Net loss	-	-	-	-	-	-	(7,577)	(7,577)

Balance at March 31, 2024	4,400,048	$4,400	-	$-	$18,984,200	$10,553	$(19,286,226)	$(287,073)

For the Nine Months Ended March 31, 2024
Balance at June 30, 2023 (Audited)	4,400,048	$4,400	-	$-	$18,984,200	$9,398	$(19,258,251)	$(260,253)

Stock based compensation	-	-	-	-	-	1,155	-	1,155
Net loss	-	-	-	-	-	-	(27,975)	(27,975)

Balance at March 31, 2024	4,400,048	$4,400	-	$-	$18,984,200	$10,553	$(19,286,226)	$(287,073)

For the Three Months Ended March 31, 2025
Balance at December 31, 2024	4,400,048	$4,400	-	$-	$18,984,200	$11,288	$(19,288,181)	$(288,293)

Stock based compensation	-	-	-	-	-	735	-	735
Net loss	-	-	-	-	-	-	(33,046)	(33,046)

Balance at March 31, 2025	4,400,048	$4,400	-	$-	$18,984,200	$12,023	$(19,321,227)	$(320,604)

For the Nine Months Ended March 31, 2025
Balance at June 30, 2024 (Audited)	4,400,048	$4,400	-	$-	$18,984,200	$10,763	$(19,277,161)	$(277,798)

Stock based compensation	-	-	-	-	-	1,260	-	1,260
Net loss	-	-	-	-	-	-	(44,066)	(44,066)

Balance at March 31, 2025	4,400,048	$4,400	-	$-	$18,984,200	$12,023	$(19,321,227)	$(320,604)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

 Statement of Cash Flows (Unaudited)

	For the Nine Months Ended
	March 31, 2025	March 31, 2024

Cash flows from operating activities:
Net income (loss)	$(44,066)	$(27,975)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expense	125	2,250
Stock based compensation	1,260	1,155
Fair value adjustment for shares issued from settlement agreement (Note 4)	25	(214)
Changes in operating assets and liabilities:
Accounts payable	15,697	796
Net cash used in operating activities	(26,959)	(23,988)

Cash flows from financing activities
Proceeds from related party loans	30,000	22,000
Net cash provided by financing activities	30,000	22,000

Net increase (decrease) in cash	3,041	(1,988)
Cash - beginning of the year	1,795	2,067
Cash - end of the quarter	$4,836	$79

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Goods, Inc.

Notes to Financial Statements

As of March 31, 2025 (unaudited)

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

The Company acquired the Within / Without Granola (“WWG”) brand on July 15, 2021 from Paleo Scavenger, LLC for $10,000. During June 2022, the Company restarted the manufacturing process for the Within / Without Granola products. The Company generated the first sales since inception during August 2022. The Company is currently selling the original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory was written off.  The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of March 31, 2025, a new manufacturer has not been engaged.

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

The results for the nine months ending March 31, 2025 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2024 filed with the Securities and Exchange Commission on April 7, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2025.

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

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable under the Billy Drury agreement as discussed in Note 4 Related Party Transactions below are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented. At March 31, 2025 and 2024, the total shares issuable under the Billy Drury agreement would be approximately 183,000 shares and 351,000 shares. respectively of the Company’s common stock.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718. . The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested, and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $735 and $350 for the three months ending March 31, 2025 and 2024, respectively, and $1,260 and $1,155 for the nine months ending March 31, 2025 and 2024, respectively.

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

Other than the accounts payable extinguishment mentioned above and the Drury settlement shares adjusted to fair value at the end of each quarter (see Note 4 Related Party Transactions for further discussion), the Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet to fair value in accordance with ASC 825-10 as of March 31, 2025 and June 30, 2024.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,321,227 at March 31, 2025 and further losses are anticipated in the development of its business. In addition, the Company has negative working capital and cash flows from operating activities. These factors indicate raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock. There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

During the nine months ended March 31, 2025, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023 - 07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023 - 07”). The amendments in ASU 2023 - 07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023 - 07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure (s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023 - 07 and existing segment disclosures in ASC 280. ASU 2023 - 07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023 - 07 as required for the year ended December 31, 2024. The adoption required the Company to provide additional disclosures, but otherwise it does not materially impact the accompanying financial statements.

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

The fair value of the Intangible assets of $9,000 for the commercial sales channel, customer list and other intangible assets was calculated using the net present value of the projected gross profit to be generated over the next 36 months beginning on July 15, 2021 with quarterly amortization of $750. The WWG Trademark for $1,000 was deemed to have an indefinite life and will be evaluated for impairment on an annual basis. Amortization expense amounted to $-0- and $750 for the three months ended March 31, 2025 and 2024, respectively, and $125 and $2,250 for the nine months ended March 31, 2025 and 2024, respectively. The intangible assets for $9,000 were fully amortized at September 30, 2024.

NOTE 4 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. During 2023, Mr. Drury passed away. The estate of Mr. Drury will continue to be issued 3,571 until the estate is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to the estate of Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. The estate of Mr. Drury has not sold these shares as of March 31, 2025. The Company recognized other income (expense) due to the marking of these shares to fair value subsequent to issuance and recognized ($3,097) and $214 for the three months ended March 31, 2025 and 2024, respectively, and $(25) and $214 for the nine months ended March 31, 2025 and 2024, respectively.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $230,666 as a related party loan. The proceeds for these loans were used for working capital. As of March 31, 2025 and June 30, 2024, there are related party loans totaling $230,666 and $200,666, respectively. These loans are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 5 EQUITY TRANSACTIONS

As of March 31, 2025 and June 30, 2024, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

The potentially diluted shares of common stock issuable under the Billy Drury agreement as discussed in Note 4 Related Party Transactions above were 183,187 shares valued at $46,383 or $0.253 per share at March 31, 2025, and 181,867 shares valued at $46,358 or $0.255 per share at June 30, 2024.

NOTE 6 SEGMENT INFORMATION

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

NOTE 7 SUBSEQUENT EVENTS

On April 14, 2025 the Company’s President, Amber Finney, advanced the Company $10,000 as a related party loan. The proceeds for these loans were used for working capital.

On May 15, 2025 the Company’s President, Amber Finney, advanced the Company $10,000 as a related party loan. The proceeds for these loans were used for working capital.

The Company evaluated all events or transactions that occurred after March 31, 2025 up through May 20, 2025. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Artisan Consumer Goods, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2024 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-54838; the “Form 10-K/A”), as filed with the Securities and Exchange Commission on April 7, 2025. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

The Company was incorporated in the State of Nevada on September 14, 2009 and has established a fiscal year end of June 30.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,321,227 at March 31, 2025 and further losses are anticipated in the development of its business. In addition, the Company has negative working capital and cash flows from operating activities. These factors indicate raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

We generated our first sales since inception during August 2022. We are currently selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of May 20, 2025, a new manufacturer has not been engaged.

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

During 2023, William Drury the Company’s secretary passed away. Amber Finney, the Company CEO, assumed Mr. Drury’s duties.

Results of Operations for the Three months Ended March 31, 2025 and 2024

Overview. Artisan Consumer Goods, Inc. is a Nevada corporation, originally formed on September 19, 2009. We are attempting to restart the Within / Without Granola (“WWG”) brand acquired on July 15, 2021. We generated our first sales in August 2022. We generated sales of $-0- for the three months ended March 31, 2025 and 2024, respectively. The Company has generated net losses of $33,046 and $7,577 for the three months ending March 31, 2025 and 2024, respectively. The increase in net loss of $25,469 is attributable to the factors discussed below.

Revenues. We had revenues of $-0- for the three months ended March 31, 2025 and 2024. We had our first sales of our original and maple flavored granola products in August 2022. During February 2023, the inventory from the first run of the Within / Without Granola products expired. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of May 20, 2025, a new manufacturer has not been engaged.

Expenses. For the three months ending March 31, 2025 and 2024, respectively, we incurred total operating expenses of $29,949 and $7,791. The increase of $22,158 was primarily attributable to an approximate $24,000 increase in professional fees for our change in audit firm and reauditing the years ended June 30, 2024 and 2023, offset by an approximate $1,000 decrease in other amortization expenses and an approximate $1,000 decrease in other general and administrative expenses.

Other Income (Expense). Our total other income (expense) was ($3,097) and $214 for the three months ended March 31, 2025 and 2024, respectively. The increase in other expense of $3,311 was attributable to a $3,311 increase in other expense related to the change in market value of shares issued to the estate of Mr. Drury but not yet sold (See Note 4 – Related Party Transaction in the accompanying notes to the financial statements).

Results of Operations for the Nine months Ended March 31, 2025 and 2024

Overview. Artisan Consumer Goods, Inc. is a Nevada corporation, originally formed on September 19, 2009. We are attempting to restart the Within / Without Granola (“WWG”) brand acquired on July 15, 2021. We generated our first sales in August 2022. We generated sales of $-0- for the nine months ended March 31, 2025 and 2024, respectively. The Company generated net losses of $44,066 and $27,975 for the nine months ending March 31, 2025 and 2024, respectively. The increase in net loss of $16,091 is attributable to the factors discussed below.

Revenues. We had revenues of $-0- for the nine months ended March 31, 2025 and 2024. We had our first sales of our original and maple flavored granola products in August 2022. During February 2023, the inventory from the first run of the Within / Without Granola products expired. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of May 20, 2025, a new manufacturer has not been engaged.

Expenses. For the nine months ending March 31, 2025 and 2024, respectively, we incurred total operating expenses of $44,041 and $28,189. The increase of $15,852 was primarily attributable to an approximate $20,000 increase in professional fees from our change in audit firm and reauditing the years ended June 30, 2024 and 2023, offset by an approximate $2,000 decrease in other amortization expenses and an approximate $2,000 decrease in other general and administrative expenses.

Other Income (Expense). Our total other income (expense) was ($25) and $214 for the nine months ended March 31, 2025 and 2024, respectively. The increase in other expense of $239 was attributable to a $239 increase in other expense related to the change in market value of shares issued to the estate of Mr. Drury but not yet sold (See Note 4 – Related Party Transaction in the accompanying notes to the financial statements).

Liquidity and Capital Resources

Our cash balance was $4,836 and a working capital deficit was $321,604 at March 31, 2025 compared to a cash balance of $1,795 and working capital deficit of $278,923 at June 30, 2024. Total expenditures over the next 12 months are expected to be approximately $50,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at March 31, 2025, our total assets were $5,836 and were comprised of cash for $4,836 and trademarks for $1,000. The trademarks resulted from our July 15, 2021 acquisition of the Within / Without Granola brand.

As at March 31, 2025, our current liabilities of $326,440 were comprised of accounts payable of $49,391, accrued liabilities for $46,383 and related party loans of $230,666. As at March 31, 2025, our stockholders’ deficiency was $320,604.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $26,959 and $23,988 for the nine months ending March 31, 2025 and 2024, respectively.

Cash Flows from Financing Activities

For the nine months ending March 31, 2025 and 2024, net cash flows provided by financing activities were $30,000 and $22,000, respectively from cash advances from our CEO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a small reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2025.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: May 20, 2025	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

