Form 10-K
period 2025-06-30
Artisan Consumer Goods, Inc.
filed 2025-10-02
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

At December 31, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,000,000.

As of October 2, 2025, there were 4,400,048 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

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

All references in this FORM 10-K to the “Company”, “Artisan Consumer Goods, Inc.”, “we”, “us,” or “our” are to Artisan Consumer Goods, Inc.

PART I

ITEM 1. BUSINESS

Organization

On September 14, 2009, the Company was incorporated under the laws of the State of Nevada. Until the date of filing of this Annual Report on FORM 10-K, we were engaged in the business of acquisition and manufacture of consumer goods. On April 17, 2018, under the laws of the State of Nevada, we changed our name from “Lash, Inc.” to “Artisan Consumer Goods, Inc.” On October 19, 2016, under the laws of the State of Nevada, we changed our name from “Cassidy Ventures Inc.” to “Lash, Inc.”

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

As of June 30, 2025, we were authorized to issue 500,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

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

We generated our first sales since inception during August 2022. We are currently selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off.  The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of October 2, 2025, a new manufacturer has not been engaged.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTCID tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “ARRT”. As of October 2, 2025, the Company had 4,400,048 shares of common stock issued and outstanding, and we had approximately 28 holders of record of our common stock.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2025.

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

We generated our first sales since inception during August 2022. We are currently selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of October 2, 2025, a new manufacturer has not been engaged.

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

CRITICAL ACCOUNTING POLICIES

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Financial Statements.

RESULTS OF OPERATIONS

Overview. Artisan Consumer Goods, Inc. is a Nevada corporation, originally formed on September 19, 2009. We are attempting to restart the Within / Without Granola (“WWG”) brand acquired on July 15, 2021. We generated our first sales in August 2022. We generated sales of $-0- for the years ended June 30, 2025 and 2024. The Company has generated net losses of $50,732 and $18,910 for the years ended June 30, 2025 and 2024, respectively. The increase in net loss of $31,822 is attributable to the factors discussed below.

Operating Expenses. For the years ended June 30, 2025 and 2024, respectively, we incurred total operating expenses of $49,991 and $32,059. The increase of $17,932 was primarily attributable to an approximate $19,000 increase in professional fees and an approximate $2,000 increase in other general and administrative expenses, offset by an approximate $3,000 decrease in amortization expense.

Other Income (Expense). Our total other income (expense) was ($741) and $13,149 for the years ended June 30, 2025 and 2024, respectively. The decrease in other income of $13,890 was attributable to a $2,640 decrease in other income related to the change in market value of shares issued to the estate of Mr. Drury but not yet sold (See Note 4 – Related Party Transactions in the accompanying notes to the financial statements) and a $11,250 gain on extinguishment of debt for two accounts payable either past statute of limitations or for work not executed during the year ended June 30, 2024.

The following table provides selected financial data about our company for the years ended June 30, 2025 and 2024.

Balance Sheet Data	June 30, 2025	June 30, 2024
Cash	$1,370	$1,795
Total Assets	$9,870	$2,920
Total Liabilities	$336,615	$280,718
Stockholders’ Deficit	$(326,745)	$(277,798)

GOING CONCERN

Artisan Consumer Goods, Inc. currently has limited operations. The financial statements in Item 8 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated minimal revenues and incurred a loss since inception resulting in an accumulated deficit of $19,327,893 at June 30, 2025 and further losses are anticipated in the development of its business. In addition, the Company has negative working capital and cash flows from operating activities. These factors indicate raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock. In addition, our independent auditor has issued an audit opinion for Artisan Consumer Goods, Inc., which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $1,370 and working capital deficit was $327,745 at June 30, 2025. Total expenditures over the next 12 months are expected to be approximately $100,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at June 30, 2025, our total assets were $9,870 and were comprised of cash for $1,370, and trademarks for $1,000. The trademarks resulted from our July 15, 2021 acquisition of the Within / Without Granola brand.

As at June 30, 2025, our current liabilities of $336,615 were comprised of accounts payable of $33,850, accrued liabilities for $47,099 and related party loans of $255,666. As at June 30, 2025, our stockholders’ deficiency was $326,745.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $55,425 and $32,272 for the years ended June 30, 2025 and 2024, respectively.

Cash Flows from Financing Activities

For the fiscal years ended June 30, 2025 and 2024, net cash flows provided by financing activities was $55,000 and $32,000, respectively from cash advances from our CEO.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

Artisan Consumer Goods, Inc.

June 30, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Artisan Consumer Goods, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Artisan Consumer Goods, Inc. (the “Company”) as of June 30, 2025, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended, including the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of Artisan Consumer Goods, Inc. as of June 30, 2025, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant losses, has a stockholders’ deficit, and requires substantial financing to continue operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans are also described in Note 2. The financial statements do not include any adjustments that might result from this uncertainty.

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

Aloba, Awomolo & Partners – PCAOB ID #7275

We have served as the Company’s auditor since 2025.

Ibadan, Nigeria

September 26, 2025

ARTISAN CONSUMER GOODS, INC.

Balance Sheet

	June 30, 2025	June 30, 2024
Assets
Current assets:
Cash	$1,370	$1,795
Prepaid Expenses	7,500	-
Total current assets	8,870	1,795

Other assets
Intellectual property (net of accumulated amortization of $9,000 and $8,875) as of June 30, 2025 and 2024, respectively	-	125
Trademarks	1,000	1,000
Total other assets	1,000	1,125

Total Assets	$9,870	$2,920

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$33,850	$33,694
Accrued expenses	47,099	46,358
Related party loans	255,666	200,666
Total current liabilities	336,615	280,718

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of June 30, 2025 and 2024	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of as of June 30, 2025 and 2024	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	12,548	10,763
Accumulated deficit	(19,327,893)	(19,277,161)
Total stockholders' deficiency	(326,745)	(277,798)

Total Liabilities and Stockholders' Deficiency	$9,870	$2,920

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statement of Operations

	For the Years Ended
	June 30, 2025	June 30, 2024

Operating expenses:
Professional fees	$44,844	$25,930
General and administrative expenses	5,022	3,129
Amortization expense	125	3,000
Total operating expenses	49,991	32,059

Net operating income (loss)	(49,991)	(32,059)

Other income (expense):
Other income (expense)	(741)	1,899
Gain in extinguishment of debt	-	11,250
Total Other income (expense)	(741)	13,149

Loss before provision for taxes	(50,732)	(18,910)

Provision for income taxes	-	-

Net income (loss)	$(50,732)	$(18,910)

Basic and diluted income (loss) per share	$(0.01)	$(0.00)

Weighted average number of common
shares outstanding - basic and diluted	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statements of Changes in Stockholders' Deficiency

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	To Be Issued	Deficit	Deficiency
Balance at June 30, 2023	4,400,048	$4,400	-	$-	$18,984,200	$9,398	$(19,258,251)	$(260,253)

Stock based compensation						1,365		1,365
Net loss							(18,910)	(18,910)

Balance at June 30, 2024	4,400,048	$4,400	-	$-	$18,984,200	$10,763	$(19,277,161)	$(277,798)

Stock based compensation						1,785		1,785
Net loss							(50,732)	(50,732)

Balance at June 30, 2025	4,400,048	$4,400	-	$-	$18,984,200	$12,548	$(19,327,893)	$(326,745)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statement of Cash Flows

	For the Years Ended
	June 30, 2025	June 30, 2024

Cash flows from operating activities:
Net income (loss)	$(50,732)	$(18,910)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expense	125	3,000
Stock based compensation	1,785	1,365
Fair value adjustment for shares issued from settlement agreement (Note 4)	741	(1,899)
Gain on extinguishment of debt	-	(11,250)
Changes in operating assets and liabilities:
Prepaid expenses	(7,500)	-
Accounts payable	156	(4,578)
Net cash used in operating activities	(55,425)	(32,272)

Cash flows from financing activities
Proceeds from related party loans	55,000	32,000
Net cash provided by financing activities	55,000	32,000

Net increase (decrease) in cash	(425)	(272)
Cash - beginning of the year	1,795	2,067
Cash - end of the quarter	$1,370	$1,795

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Goods, Inc.

Notes to the Financial Statements

As of June 30, 2025 and 2024

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

The Company acquired the Within / Without Granola (“WWG”) brand on July 15, 2021 form Paleo Scavenger, LLC for $10,000. During June 2022, the Company restarted the manufacturing process for the Within / Without Granola products. The Company generated the first sales since inception during August 2022. The Company is currently selling the original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of June 30, 2025, a new manufacturer has not been engaged.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2025.

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

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable under the Billy Drury agreement as discussed in Note 4 Related Party Transactions below are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented. At June 30, 2025 and 2024, the total shares issuable under the Billy Drury agreement would be approximately 232,000 shares and 182,000 shares. respectively of the Company’s common stock.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718.  The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested, and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $1,785 and $1,365 for the years ended June 30, 2025 and 2024, respectively.

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

Other than the accounts payable extinguishment mentioned above and an adjustment to fair value for the shares issued to the estate of Mr. Drury but not yet sold as discussed in Note 4 Related Party Transactions below, the Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet to fair value in accordance with ASC 825-10 as of June 30, 2025 and 2024.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,327,893 at June 30, 2025 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

During the year ended June 30, 2025, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In November 2023, the FASB issued its final standard to improve reportable segment disclosures. This standard, issued as ASU 2023-07, requires enhanced disclosures about significant segment expenses, enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. This update is effective for all public business entities for fiscal years beginning after December 15, 2023 for annual disclosure requirements, with the interim disclosure requirements being effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023 - 07 as required for the quarter ended December 31, 2024. The adoption required the Company to provide additional disclosures, but otherwise it does not materially impact the accompanying financial statements.

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on cash income taxes paid. Additionally, specific disclosures related to unrecognized tax benefits and indefinite reinvestment assertions were removed. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. This ASU will be adopted in our annual financial statements for the year ending June 30, 2026.

NOTE 3 INTANGIBLE ASSETS

On July 15, 2021, the Company acquired the assets of Paleo Scavenger, LLC (Paleo) for $10,000. Paleo owns the Within / Without Granola (“WWG”) brand. The purchase price includes the WWG trademarks, brands, books, records, intellectual property, commercial sales channel, customer lists and manufacturing rights. WWG ceased operations in early 2021. The Company restarted operation in June 2022 and reported the first sale of the granola products during August 2022.

The fair value of the Intangible assets: commercial sales channel, customer list and other intangible assets was calculated using the net present value of the projected gross profit to be generated over the next 36 months beginning on July 15, 2021 with quarterly amortization of $750. The WWG Trademark was deemed to have an indefinite life and will be evaluated for impairment on an annual basis. Amortization expense amounted to $125 and $3,000 for the years ended June 30, 2025 and 2024. The intangible assets for $9,000 were fully amortized at September 30, 2024.

NOTE 4 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. During 2023, Mr. Drury passed away. The estate of Mr. Drury will continue to be issued 3,571 until the estate is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to the estate of Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. The estate of Mr. Drury has not sold these shares as of June 30, 2025. The Company recognized other income (expense) due to the marking of these shares to fair value subsequent to issuance and recognized ($741) and $1,899 for the years ended June 30, 2025 and 2024, respectively.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $255,666 as a related party loan. The proceeds for these loans were used for working capital. As of June 30, 2025 and 2024, there are related party loans totaling $255,666 and $200,666, respectively. These loans are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 5 EQUITY TRANSACTIONS

As of June 30, 2025 and 2024, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

The potentially diluted shares of common stock issuable under the Billy Drury agreement as discussed in Note 4 Related Party Transactions above were 231,901 shares valued at $47,099 or $0.200 per share at June 30, 2025, and 181,867 shares valued at $46,358 or $0.255 per share at June 30, 2024.

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

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the fiscal year ended June 30, 2025 or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open for examination.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2025	2024
Income tax provision at the federal statutory rate	21%	21%
Effect on operating losses	(21)%	(21)%

The net deferred tax assets consist of the following:

	June 30, 2025	June 30, 2024
Deferred tax asset	$4,058,858	$4,048,204
Valuation allowance	(4,058,858)	(4,048,204)
Net deferred tax asset	$-	$-

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

NOTE 8 SUBSEQUENT EVENTS

On September 15, 2025 the Company’s President, Amber Finney, advanced the Company $5,400 as a related party loan. The proceeds for the loan was used for working capital.

The Company evaluated all events or transactions that occurred after June 30, 2025 up through October 2, 2025. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As discuss in and Form 8-K filed the Securities and Exchange Commission on September 3, 2025, on August 29, 2025 the Company notified Fruci & Associations II, PLLC (“Fruci”), that the Company had dismissed Fruci as the independent registered public accounting firm of the Company. The Board of Directors of the Company recommended and approved the dismissal.

The reports of Fruci regarding the Company’s financial statements as of June 30, 2024 and 2023 and the statement of operations, stockholders’ deficit and cash flows for the years then ended, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.  The reports of Fruci, however, stated that there is substantial doubt about the Company’s ability to continue as a going concern.

For the years ended June 30, 2024 and 2023, and during the subsequent interim period through the date of dismissal, the Company had no disagreement with Fruci on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Fruci, would have caused them to make reference thereto in their report on the Company’s financial statements for such year ended June 30, 2024 and 2023.  There were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

On August 29, 2025, the Board of Directors of the Company resolved to engage the independent registered public accounting firm of Aloba, Awomolo & Partners (“AAP”), the Company’s new independent registered public accountants, which appointment AAP has accepted with the dismissal of Fruci.

During the two most recent fiscal years and the interim period preceding the engagement of AAPs, the Company has not consulted with AAP regarding either: (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by AAP or (iii) any other matter that was the subject of disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv), or a reportable event as described in paragraph 304(a)(1)(v), of Regulation S-K. The Company did not have any disagreements with AAP and therefore did not discuss any past disagreements with AAP.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2025.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2025, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Amber Joy Finney, our President and Chief Officer, Treasurer and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Ms. Finney concluded that, as of June 30, 2025, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and Chief Executive Officer, and sole Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2025.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of June 30, 2025 are as follows:

Name	Age	Positions and Offices
Amber Joy Finney	46	President and Chief Executive Officer, Treasurer, Secretary and Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended June 30, 2025 and 2024:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal year ended as indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total ($)
Amber Joy Finney (1)	2025	0	0	0	0	0	0	0	0
	2024	0	0	0	0	0	0	0	0

_____________

(1)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.

None of our directors have received monetary compensation since our inception through June 30, 2025. We currently do not pay any compensation to our directors serving on our board of directors.

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

The following table sets forth director compensation as of June 30, 2025:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 30, 2025, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,400,048 shares of our common stock issued and outstanding as of June 30, 2025. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (5)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Amber Joy Finney (2)	2,271,426	51.6%
Common Stock	William Drury (3)	681,434	15.5%
Common Stock	Jean Jacques Mariani (4)	342,859	7.8%
All directors and executive officers as a group (2 persons)		2,952,860	67.1%

_____________

(1)	As of June 30, 2025, we had 4,400,048 shares of common stock outstanding.
(2)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.
(3)

Appointed Secretary on February 19, 2013. Appointed President on July 31, 2015, appointed Treasurer and director on February 19, 2013, and resigned as President, Treasurer and director September 28, 2016. There are 85,717 shares held by Wicawibe LLC, and 595,717 shares held by Gain Delight Trading Ltd. Mr. Drury passed away in 2023 and the shares are owned by his estate.

(4)	Address: 161 Rue Juels Guesdes, Levallois-Perret, Paris France 92300.
(5)	Unless otherwise noted, the address of each person listed is c/o Artisan Consumer Goods, Inc., 999 N Northlake Way Ste 203, Seattle, Washington 98103-3442.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended June 30, 2025 and 2024, the total fees charged to the company for audit services, including quarterly reviews were $32,150 and $13,500 as billed by Yusufali & Associates, the Company previous independent registered public accounting firm and as billed by the former independent registered public accounting firm of Fruci & Associates II, PLLC (Fruci). The independent registered public accounting firm of Aloba, Awomolo & Partners (“AAP”) become the Company’s auditor in 2025. None of the fees disclosed here were billed by AAP. In addition, the total fees charged for tax services, audit related fees and all other services were $-0- for the years ended June 30, 2025, and 2024.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: October 2, 2025	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)

