Form 10-Q
period 2025-09-30
Artisan Consumer Goods, Inc.
filed 2025-11-14
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 4,400,048 shares of common stock, $0.001 per share, outstanding.

ARTISAN CONSUMER GOODS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

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

ARTISAN CONSUMER GOODS, INC.

Balance Sheet

	September 30, 2025	June 30, 2025
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$462	$1,370
Prepaid Expenses	5,625	7,500
Total current assets	6,087	8,870

Other assets
Trademarks	1,000	1,000
Total other assets	1,000	1,000

Total Assets	$7,087	$9,870

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$43,749	$33,850
Accrued expenses	47,529	47,099
Related party loans	262,866	255,666
Total current liabilities	354,144	336,615

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of September 30, 2025 and June 30, 2025	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of as of September 30, 2025 and June 30, 2025	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	13,248	12,548
Accumulated deficit	(19,348,905)	(19,327,893)
Total stockholders' deficiency	(347,057)	(326,745)

Total Liabilities and Stockholders' Deficiency	$7,087	$9,870

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statement of Operations (Unaudited)

	For the Three Months Ended
	September 30, 2025	September 30, 2024

Operating expenses:
Professional fees	$17,308	$10,560
General and administrative expenses	3,274	1,509
Amortization expense	-	125
Total operating expenses	20,582	12,194

Net operating income (loss)	(20,582)	(12,194)

Other income (expense):
Other income (expense)	(430)	3,502
Total Other income (expense)	(430)	3,502

Loss before provision for taxes	(21,012)	(8,692)

Provision for income taxes	-	-

Net income (loss)	$(21,012)	$(8,692)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statement of Changes in Stockholders' Deficiency (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock To Be	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficiency
For the Three Months Ended September 30, 2024
Balance at June 30, 2024 (Audited)	4,400,048	$4,400	-	$-	$18,984,200	$10,763	$(19,277,161)	$(277,798)

Stock based compensation	-	-	-	-	-	210	-	210
Net loss	-	-	-	-	-	-	(8,692)	(8,692)

Balance at September 30, 2024	4,400,048	$4,400	-	$-	$18,984,200	$10,973	$(19,285,853)	$(286,280)

For the Three Months Ended September 30, 2025
Balance at June 30, 2025 (Audited)	4,400,048	$4,400	-	$-	$18,984,200	$12,548	$(19,327,893)	$(326,745)

Stock based compensation	-	-	-	-	-	700	-	700
Net loss	-	-	-	-	-	-	(21,012)	(21,012)

Balance at September 30, 2025	4,400,048	$4,400	-	$-	$18,984,200	$13,248	$(19,348,905)	$(347,057)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statement of Cash Flows (Unaudited)

	For the Three Months Ended
	September 30, 2025	September 30, 2024

Cash flows from operating activities:
Net income (loss)	$(21,012)	$(8,692)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expense	-	125
Stock based compensation	700	210
Fair value adjustment for shares issued from settlement agreement (Note 4)	430	(3,502)
Changes in operating assets and liabilities:
Prepaid expenses	1,875	-
Accounts payable	9,899	1,327
Net cash used in operating activities	(8,108)	(10,532)

Cash flows from financing activities
Proceeds from related party loans	7,200	10,000
Net cash provided by financing activities	7,200	10,000

Net increase (decrease) in cash	(908)	(532)
Cash - beginning of the year	1,370	1,795
Cash - end of the quarter	$462	$1,263

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Goods, Inc.

Notes to Financial Statements

As of September 30, 2025 (unaudited)

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

The Company acquired the Within / Without Granola (“WWG”) brand on July 15, 2021 from Paleo Scavenger, LLC for $10,000. During June 2022, the Company restarted the manufacturing process for the Within / Without Granola products. The Company generated the first sales since inception during August 2022. The Company is currently selling the original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory was written off.  The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of September 30, 2025, a new manufacturer has not been engaged.

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

The results for the three months ending September 30, 2025 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the Securities and Exchange Commission on October 2, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2025.

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

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable under the Billy Drury agreement as discussed in Note 4 Related Party Transactions below are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented. At September 30, 2025 and 2024, the total shares issuable under the Billy Drury agreement would be approximately 275,000 shares and 86,000 shares. respectively of the Company’s common stock.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718. . The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested, and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $700 and $210 for the three months ending September 30, 2025 and 2024, respectively.

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

Other than the accounts payable extinguishment mentioned above and the Drury settlement shares adjusted to fair value at the end of each quarter (see Note 4 Related Party Transactions for further discussion), the Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet to fair value in accordance with ASC 825-10 as of September 30, 2025 and June 30, 2025.

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

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2018 to 2024 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,348,905 at September 30, 2025 and further losses are anticipated in the development of its business. In addition, the Company has negative working capital and cash flows from operating activities. These factors indicate raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock. There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

During the three months ended September 30, 2025, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

NOTE 4 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. During 2023, Mr. Drury passed away. The estate of Mr. Drury will continue to be issued 3,571 until the estate is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to the estate of Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. The estate of Mr. Drury has not sold these shares as of September 30, 2025. The Company recognized other income (expense) due to the marking of these shares to fair value subsequent to issuance and recognized ($430) and $3,502 for the three months ended September 30, 2025 and 2024, respectively.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $262,866 as a related party loan. The proceeds for these loans were used for working capital. As of September 30, 2025 and June 30, 2025, there are related party loans totaling $262,866 and $255,666, respectively. These loans are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 5 EQUITY TRANSACTIONS

As of September 30, 2025 and June 30, 2025, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

The potentially diluted shares of common stock issuable under the Billy Drury agreement as discussed in Note 4 Related Party Transactions above were 274,734 shares valued at $47,529 or $0.173 per share at September 30, 2025, and 231,901 shares valued at $47,099 or $0.203 per share at June 30, 2025.

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

NOTE 7 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2025 up through November 14, 2025. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Artisan Consumer Goods, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2025 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-54838; the “Form 10-K”), as filed with the Securities and Exchange Commission on October 2, 2025. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

The Company was incorporated in the State of Nevada on September 14, 2009 and has established a fiscal year end of June 30.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,348,905 at September 30, 2025 and further losses are anticipated in the development of its business. In addition, the Company has negative working capital and cash flows from operating activities. These factors indicate raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

We generated our first sales since inception during August 2022. We were selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of November 14, 2025, a new manufacturer has not been engaged.

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

During 2023, William Drury the Company’s secretary passed away. Amber Finney, the Company CEO, assumed Mr. Drury’s duties.

Results of Operations for the Three months Ended September 30, 2025 and 2024

Overview. Artisan Consumer Goods, Inc. is a Nevada corporation, originally formed on September 19, 2009. We are attempting to restart the Within / Without Granola (“WWG”) brand acquired on July 15, 2021. We generated sales of $-0- for the three months ended September 30, 2025 and 2024, respectively. The Company has generated net losses of $21,012 and $8,692 for the three months ending September 30, 2025 and 2024, respectively. The increase in net loss of $12,320 is attributable to the factors discussed below.

Expenses. For the three months ending September 30, 2025 and 2024, respectively, we incurred total operating expenses of $20,582 and $12,194. The increase of $8,388 was primarily attributable to an approximate $7,000 increase in professional fees for our change in audit firms, and an approximate $1,000 increase in other general and administrative expenses.

Other Income (Expense). Our total other income (expense) was ($430) and $3,502 for the three months ended September 30, 2025 and 2024, respectively. The increase in other expense of $3,932 was attributable to a $3,923 increase in other expense related to the change in market value of shares issued to the estate of Mr. Drury but not yet sold (See Note 4 – Related Party Transaction in the accompanying notes to the financial statements).

Liquidity and Capital Resources

Our cash balance was $462 and a working capital deficit was $348,057 at September 30, 2025 compared to a cash balance of $1,370 and working capital deficit of $327,745 at June 30, 2025. Total expenditures over the next 12 months are expected to be approximately $50,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at September 30, 2025, our total assets were $7,087 and were comprised of cash for $462, prepaid expenses of 5,625 and trademarks for $1,000. The trademarks resulted from our July 15, 2021 acquisition of the Within / Without Granola brand.

As at September 30, 2025, our current liabilities of $354,144 were comprised of accounts payable of $43,749, accrued liabilities for $47,529 and related party loans of $262,866. As at September 30, 2025, our stockholders’ deficiency was $347,057.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $8,108 and $10,532 for the three months ending September 30, 2025 and 2024, respectively.

Cash Flows from Financing Activities

For the three months ending September 30, 2025 and 2024, net cash flows provided by financing activities were $7,200 and $10,000, respectively from cash advances from our CEO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a small reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2025.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: November 14, 2025	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

