Form 10-Q
period 2025-12-31
Artisan Consumer Goods, Inc.
filed 2026-02-17
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 14, 2026, there were 4,400,048 shares of common stock, $0.001 per share, outstanding.

ARTISAN CONSUMER GOODS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2025

ARTISAN CONSUMER GOODS, INC.
Balance Sheet

	December 31, 2025	June 30, 2025
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,463	$1,370
Prepaid Expenses	3,750	7,500
Total current assets	5,213	8,870

Other assets
Trademarks	1,000	1,000
Total other assets	1,000	1,000

Total Assets	$6,213	$9,870

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$42,800	$33,850
Accrued expenses	47,426	47,099
Related party loans	266,689	255,666
Total current liabilities	356,915	336,615

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of December 31, 2025 and June 30, 2025	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of as of December 31, 2025 and June 30, 2025	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	13,563	12,548
Accumulated deficit	(19,352,865)	(19,327,893)
Total stockholders' deficiency	(350,702)	(326,745)

Total Liabilities and Stockholders' Deficiency	$6,213	$9,870

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statement of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024

Operating expenses:
Professional fees	$1,740	$1,823	$19,048	$12,383
General and administrative expenses	2,322	75	5,596	1,584
Amortization expense	-	-	-	125
Total operating expenses	4,062	1,898	24,644	14,092

Net operating income (loss)	(4,062)	(1,898)	(24,644)	(14,092)

Other income (expense):
Other income (expense)	102	(430)	(328)	3,072
Total Other income (expense)	102	(430)	(328)	3,072

Loss before provision for taxes	(3,960)	(2,328)	(24,972)	(11,020)

Provision for income taxes	-	-	-	-

Net income (loss)	$(3,960)	$(2,328)	$(24,972)	$(11,020)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	4,400,048	4,400,048	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statement of Changes in Stockholders' Deficiency (Unaudited)
					Additional			Total
	Common Stock		Preferred Stock		Paid-In	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	To Be Issued	Deficit	Deficiency
For the Three Months Ended December 31, 2024
Balance at September 30, 2024	4,400,048	$4,400	-	$-	$18,984,200	$10,973	$(19,285,853)	$(286,280)

Stock based compensation	-	-	-	-	-	315	-	315
Net loss	-	-	-	-	-	-	(2,328)	(2,328)

Balance at December 31, 2024	4,400,048	$4,400	-	$-	$18,984,200	$11,288	$(19,288,181)	$(288,293)

For the Six Months Ended December 31, 2024
Balance at June 30, 2024 (Audited)	4,400,048	$4,400	-	$-	$18,984,200	$10,763	$(19,277,161)	$(277,798)

Stock based compensation	-	-	-	-	-	525	-	525
Net loss	-	-	-	-	-	-	(11,020)	(11,020)

Balance at December 31, 2024	4,400,048	$4,400	-	$-	$18,984,200	$11,288	$(19,288,181)	$(288,293)

For the Three Months Ended December 31, 2025
Balance at September 30, 2025	4,400,048	$4,400	-	$-	$18,984,200	$13,248	$(19,348,905)	$(347,057)

Stock based compensation	-	-	-	-	-	315	-	315
Net loss	-	-	-	-	-	-	(3,960)	(3,960)

Balance at December 31, 2025	4,400,048	$4,400	-	$-	$18,984,200	$13,563	$(19,352,865)	$(350,702)

For the Six Months Ended December 31, 2025
Balance at June 30, 2025 (Audited)	4,400,048	$4,400	-	$-	$18,984,200	$12,548	$(19,327,893)	$(326,745)

Stock based compensation	-	-	-	-	-	1,015	-	1,015
Net loss	-	-	-	-	-	-	(24,972)	(24,972)

Balance at December 31, 2025	4,400,048	$4,400	-	$-	$18,984,200	$13,563	$(19,352,865)	$(350,702)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.
Statement of Cash Flows (Unaudited)

	For the Six Months Ended
	December 31, 2025	December 31, 2024

Cash flows from operating activities:
Net income (loss)	$(24,972)	$(11,020)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expense	-	125
Stock based compensation	1,015	525
Fair value adjustment for shares issued from settlement agreement (Note 4)	328	(3,072)
Changes in operating assets and liabilities:
Prepaid expenses	3,750	-
Accounts payable	8,949	2,085
Net cash used in operating activities	(10,930)	(11,357)

Cash flows from financing activities
Proceeds from related party loans	11,023	10,000
Net cash provided by financing activities	11,023	10,000

Net increase (decrease) in cash	93	(1,357)
Cash - beginning of the year	1,370	1,795
Cash - end of the quarter	$1,463	$438

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Goods, Inc.

Notes to Financial Statements

As of December 31, 2025 (unaudited)

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

The Company acquired the Within / Without Granola (“WWG”) brand on July 15, 2021 from Paleo Scavenger, LLC for $10,000. During June 2022, the Company restarted the manufacturing process for the Within / Without Granola products. The Company generated the first sales since inception during August 2022. The Company is currently selling the original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory was written off.  The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of December 31, 2025, a new manufacturer has not been engaged.

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

The results for the six months ending December 31, 2025 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the Securities and Exchange Commission on October 2, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2025.

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

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable under the Billy Drury agreement as discussed in Note 4 Related Party Transactions below are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented. At December 31, 2025 and 2024, the total shares issuable under the Billy Drury agreement would be approximately 263,000 shares and 92,000 shares. respectively of the Company’s common stock.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718. . The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested, and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. tock based compensation amounted to $315 for the three months ending December 31, 2025 and 2024, and $1,015 and $525 for the six months ending December 31, 2025 and 2024, respectively.

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

Other than the Drury settlement shares adjusted to fair value at the end of each quarter (see Note 4 Related Party Transactions for further discussion), the Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet to fair value in accordance with ASC 825-10 as of December 31, 2025 and June 30, 2025.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,352,865 at December 31, 2025 and further losses are anticipated in the development of its business. In addition, the Company has negative working capital and cash flows from operating activities. These factors indicate raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock. There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

During the six months ended December 31, 2025, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)” which requires disclosure each reporting period, in the notes to the financial statements, of specified information about certain costs and expenses. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2026. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

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

NOTE 4 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. During 2023, Mr. Drury passed away. The estate of Mr. Drury will continue to be issued 3,571 until the estate is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to the estate of Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. The estate of Mr. Drury has not sold these shares as of December 31, 2025. The Company recognized other income (expense) due to the marking of these shares to fair value subsequent to issuance and recognized $102 and ($430) for the three months ended December 31, 2025 and 2024, respectively, ($328) and $3,072 for the six months ended December 31, 2025 and 2024, respectively.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $266,689 as a related party loan. The proceeds for these loans were used for working capital. As of December 31, 2025 and June 30, 2025, there are related party loans totaling $266,689 and $255,666, respectively. These loans are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 5 EQUITY TRANSACTIONS

As of December 31, 2025 and June 30, 2025, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

The potentially diluted shares of common stock issuable under the Billy Drury agreement as discussed in Note 4 Related Party Transactions above were 262,899 shares valued at $47,427 or $0.180 per share at December 31, 2025, and 231,901 shares valued at $47,099 or $0.203 per share at June 30, 2025.

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

NOTE 7 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2025 up through February 14, 2026. During this period, the Company did not have any material recognizable subsequent events.

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

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,352,865 at December 31, 2025 and further losses are anticipated in the development of its business. In addition, the Company has negative working capital and cash flows from operating activities. These factors indicate raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

We generated our first sales since inception during August 2022. We were selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of February 14, 2026, a new manufacturer has not been engaged.

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

Results of Operations for the Three months Ended December 31, 2025 and 2024

Overview. Artisan Consumer Goods, Inc. is a Nevada corporation, originally formed on September 19, 2009. We are attempting to restart the Within / Without Granola (“WWG”) brand acquired on July 15, 2021. We generated sales of $-0- for the three months ended December 31, 2025 and 2024, respectively. The Company has generated net losses of $3,960 and $2,328 for the three months ending December 31, 2025 and 2024, respectively. The increase in net loss of $1,682 is attributable to the factors discussed below.

Expenses. For the three months ending December 31, 2025 and 2024, respectively, we incurred total operating expenses of $4,062 and $1,740. The increase of $2,164 was primarily attributable to an approximate $2,000 increase in professional fees for our change in audit firms.

Other Income (Expense). Our total other income (expense) was $102 and ($430) for the three months ended December 31, 2025 and 2024, respectively. The increase in other income of $532 was attributable to a $3,400 increase in other expense related to the change in market value of shares issued to the estate of Mr. Drury but not yet sold (See Note 4 – Related Party Transaction in the accompanying notes to the financial statements).

  Results of Operations for the Six months Ended December 31, 2025 and 2024

Overview. Artisan Consumer Goods, Inc. is a Nevada corporation, originally formed on September 19, 2009. We are attempting to restart the Within / Without Granola (“WWG”) brand acquired on July 15, 2021. We generated sales of $-0- for the six months ended December 31, 2025 and 2024, respectively. The Company has generated net losses of $24,972 and $11,020 for the six months ending December 31, 2025 and 2024, respectively. The increase in net loss of $13,952 is attributable to the factors discussed below.

Expenses. For the six months ending December 31, 2025 and 2024, respectively, we incurred total operating expenses of $24,644 and $14,092. The increase of $10,552 was primarily attributable to an approximate $7,000 increase in professional fees for our change in audit firms, and an approximate $4,000 increase in other general and administrative expenses.

Other Income (Expense). Our total other income (expense) was ($328) and $3,072 for the six months ended December 31, 2025 and 2024, respectively. The increase in other expense of $3,400 was attributable to a $3,400 increase in other expense related to the change in market value of shares issued to the estate of Mr. Drury but not yet sold (See Note 4 – Related Party Transaction in the accompanying notes to the financial statements).

Liquidity and Capital Resources

Our cash balance was $1,463 and a working capital deficit was $351,702 at December 31, 2025 compared to a cash balance of $1,370 and working capital deficit of $327,745 at June 30, 2025. Total expenditures over the next 12 months are expected to be approximately $50,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at December 31, 2025, our total assets were $6,213 and were comprised of cash for $1,463, prepaid expenses of 3,750 and trademarks for $1,000. The trademarks resulted from our July 15, 2021 acquisition of the Within / Without Granola brand.

As at December 31, 2025, our current liabilities of $356,915 were comprised of accounts payable of $42,800, accrued liabilities for $47,426 and related party loans of $266,689.

As at December 31, 2025, our stockholders’ deficiency was $350,702.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $10,930 and $11,357 for the six months ending December 31, 2025 and 2024, respectively.

Cash Flows from Financing Activities

For the six months ending December 31, 2025 and 2024, net cash flows provided by financing activities were $11,023 and $10,000, respectively from cash advances from our CEO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a small reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2025.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: February 14, 2026	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

