Form 10-Q
period 2026-03-31
Artisan Consumer Goods, Inc.
filed 2026-05-15
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorte'r period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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

As of May 15, 2026, there were 4,400,048 shares of common stock, $0.001 per share, outstanding.

ARTISAN CONSUMER GOODS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2026

ARTISAN CONSUMER GOODS, INC.

Balance Sheet

	March 31, 2026	June 30, 2025
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$638	$1,370
Prepaid Expenses	1,875	7,500
Total current assets	2,513	8,870

Other assets
Trademarks	1,000	1,000
Total other assets	1,000	1,000

Total Assets	$3,513	$9,870

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$43,454	$33,850
Accrued expenses	46,614	47,099
Related party loans	268,687	255,666
Total current liabilities	358,755	336,615

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of March 31, 2026 and June 30, 2025	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of as of March 31, 2026 and June 30, 2025	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	13,843	12,548
Accumulated deficit	(19,357,685)	(19,327,893)
Total stockholders' deficiency	(355,242)	(326,745)

Total Liabilities and Stockholders' Deficiency	$3,513	$9,870

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statement of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025

Operating expenses:
Professional fees	$3,578	$30,061	$22,626	$42,444
General and administrative expenses	2,055	(112)	7,651	1,472
Amortization expense	-	-	-	125
Total operating expenses	5,633	29,949	30,277	44,041

Net operating income (loss)	(5,633)	(29,949)	(30,277)	(44,041)

Other income (expense):
Other income (expense)	813	(3,097)	485	(25)
Total Other income (expense)	813	(3,097)	485	(25)

Loss before provision for taxes	(4,820)	(33,046)	(29,792)	(44,066)

Provision for income taxes	-	-	-	-

Net income (loss)	$(4,820)	$(33,046)	$(29,792)	$(44,066)

Basic and diluted income (loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	4,400,048	4,400,048	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statement of Changes in Stockholders' Deficiency (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	To Be Issued	Deficit	Deficiency
For the Three Months Ended March 31, 2025
Balance at December 31, 2024	4,400,048	$4,400	-	$-	$18,984,200	$11,288	$(19,288,181)	$(288,293)

Stock based compensation	-	-	-	-	-	735	-	735
Net loss	-	-	-	-	-	-	(33,046)	(33,046)

Balance at March 31, 2025	4,400,048	$4,400	-	$-	$18,984,200	$12,023	$(19,321,227)	$(320,604)

For the Nine Months Ended March 31, 2025
Balance at June 30, 2024 (Audited)	4,400,048	$4,400	-	$-	$18,984,200	$10,763	$(19,277,161)	$(277,798)

Stock based compensation	-	-	-	-	-	1,260	-	1,260
Net loss	-	-	-	-	-	-	(44,066)	(44,066)

Balance at March 31, 2025	4,400,048	$4,400	-	$-	$18,984,200	$12,023	$(19,321,227)	$(320,604)

For the Three Months Ended March 31, 2026
Balance at December 31, 2025	4,400,048	$4,400	-	$-	$18,984,200	$13,563	$(19,352,865)	$(350,702)

Stock based compensation	-	-	-	-	-	280	-	280
Net loss	-	-	-	-	-	-	(4,820)	(4,820)

Balance at March 31, 2026	4,400,048	$4,400	-	$-	$18,984,200	$13,843	$(19,357,685)	$(355,242)

For the Nine Months Ended March 31, 2026
Balance at June 30, 2025 (Audited)	4,400,048	$4,400	-	$-	$18,984,200	$12,548	$(19,327,893)	$(326,745)

Stock based compensation	-	-	-	-	-	1,295	-	1,295
Net loss	-	-	-	-	-	-	(29,792)	(29,792)

Balance at March 31, 2026	4,400,048	$4,400	-	$-	$18,984,200	$13,843	$(19,357,685)	$(355,242)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statement of Cash Flows (Unaudited)

	For the Nine Months Ended
	March 31, 2026	March 31, 2025

Cash flows from operating activities:
Net income (loss)	$(29,792)	$(44,066)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expense	-	125
Stock based compensation	1,295	1,260
Fair value adjustment for shares issued from settlement agreement (Note 4)	(485)	25
Changes in operating assets and liabilities:
Prepaid expenses	5,625	-
Accounts payable	9,604	15,697
Net cash used in operating activities	(13,753)	(26,959)

Cash flows from financing activities
Proceeds from related party loans	13,021	30,000
Net cash provided by financing activities	13,021	30,000

Net increase (decrease) in cash	(732)	3,041
Cash - beginning of the year	1,370	1,795
Cash - end of the quarter	$638	$4,836

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Goods, Inc.

Notes to Financial Statements

As of March 31, 2026 (unaudited)

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

The Company acquired the Within / Without Granola (“WWG”) brand on July 15, 2021 from Paleo Scavenger, LLC for $10,000. During June 2022, the Company restarted the manufacturing process for the Within / Without Granola products. The Company generated the first sales since inception during August 2022. The Company is currently selling the original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of March 31, 2026, a new manufacturer has not been engaged.

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

The results for the nine months ending March 31, 2026 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the Securities and Exchange Commission on October 2, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2026.

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

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable under the Billy Drury agreement as discussed in Note 4 Related Party Transactions below are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented. At March 31, 2026 and 2025, the total shares issuable under the Billy Drury agreement would be approximately 197,000 shares and 183,000 shares. respectively of the Company’s common stock.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718. . The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested, and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $280 and $735 for the three months ending March 31, 2026 and 2025, respectively, and $1,295 and $1,260 for the nine months ending March 31, 2026 and 2025, respectively.

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

Other than the Drury settlement shares adjusted to fair value at the end of each quarter (see Note 4 Related Party Transactions for further discussion), the Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet to fair value in accordance with ASC 825-10 as of March 31, 2026 and June 30, 2025.

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

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the three months March 31, 2026 or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2019 to 2025 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,357,685 at March 31, 2026 and further losses are anticipated in the development of its business. In addition, the Company has negative working capital and cash flows from operating activities. These factors indicate raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock. There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

During the nine months ended March 31, 2026, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

NOTE 4 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. During 2023, Mr. Drury passed away. The estate of Mr. Drury will continue to be issued 3,571 until the estate is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to the estate of Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. The estate of Mr. Drury has not sold these shares as of March 31, 2026. The Company recognized other income (expense) due to the marking of these shares to fair value subsequent to issuance and recognized $813 and ($3,097) for the three months ended March 31, 2026 and 2025, respectively, and $485 and ($25) for the nine months ended March 31, 2026 and 2025, respectively.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $268,687 as a related party loan. The proceeds for these loans were used for working capital. As of March 31, 2026 and June 30, 2025, there are related party loans totaling $268,687 and $255,666, respectively. These loans are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 5 EQUITY TRANSACTIONS

As of March 31, 2026 and June 30, 2025, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

The potentially diluted shares of common stock issuable under the Billy Drury agreement as discussed in Note 4 Related Party Transactions above were 262,899 shares valued at $46,614 or $0.237 per share at March 31, 2026, and 231,901 shares valued at $47,099 or $0.203 per share at June 30, 2025.

Common Stock

During 2017, the Company signed an agreement with a consultant for accounting services to the Company. The consultant is compensated with cash and paid $25 per hour in restricted shares of the Company’s common stock based on the closing price of the Company’s common stock on the date of the consultant’s invoice. As of March 31, 2026, the consultant has earned 70,515 unregistered shares of the Company’s common stock under the agreement. The stock is valued at $13,843 or $0.1963 per share. The shares were not issued to the consultant at March 31, 2026.

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

NOTE 7 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2026 up through May, 15, 2026. During this period, the Company did not have any material recognizable subsequent events.

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

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,357,685 at March 31, 2026 and further losses are anticipated in the development of its business. In addition, the Company has negative working capital and cash flows from operating activities. These factors indicate raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

We generated our first sales since inception during August 2022. We were selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of May, 15, 2026, a new manufacturer has not been engaged.

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Overview. Artisan Consumer Goods, Inc. is a Nevada corporation, originally formed on September 19, 2009. We are attempting to restart the Within / Without Granola (“WWG”) brand acquired on July 15, 2021. We generated sales of $-0- for the three months ended March 31, 2026 and 2025, respectively. The Company has generated net losses of $4,820 and $33,046 for the three months ending March 31, 2026 and 2025, respectively. The decrease in net loss of $28,226 is attributable to the factors discussed below.

Expenses. For the three months ending March 31, 2026 and 2025, respectively, we incurred total operating expenses of $5,633 and $29,949. The decrease of $24,316 was primarily attributable to an approximate $26,000 decrease in professional fees for our change in audit firms during the three months ended March 31, 2025, offset by a $2,000 increase in general and administrative expenses.

Other Income (Expense). Our total other income (expense) was $813 and ($3,097) for the three months ended March 31, 2026 and 2025, respectively. The increase in other income of $3,910 was attributable to a $3,910 increase in other income related to the change in market value of shares issued to the estate of Mr. Drury but not yet sold (See Note 4 – Related Party Transaction in the accompanying notes to the financial statements).

Results of Operations for the Nine Months Ended March 31, 2026 and 2025

Overview. Artisan Consumer Goods, Inc. is a Nevada corporation, originally formed on September 19, 2009. We are attempting to restart the Within / Without Granola (“WWG”) brand acquired on July 15, 2021. We generated sales of $-0- for the nine months ended March 31, 2026 and 2025, respectively. The Company has generated net losses of $29,792 and $44,066 for the nine months ending March 31, 2026 and 2025, respectively. The decrease in net loss of $14,274 is attributable to the factors discussed below.

Expenses. For the nine months ending March 31, 2026 and 2025, respectively, we incurred total operating expenses of $30,277 and $44,041. The decrease of $13,764 was primarily attributable to an approximate $20,000 decrease in professional fees for our change in audit firms during the nine months ending March 31, 2025, offset by an approximate $6,000 increase in other general and administrative expenses.

Other Income (Expense). Our total other income (expense) was $485 and ($25) for the nine months ended March 31, 2026 and 2025, respectively. The increase in other income of $510 was attributable to a $510 increase in other income related to the change in market value of shares issued to the estate of Mr. Drury but not yet sold (See Note 4 – Related Party Transaction in the accompanying notes to the financial statements).

Liquidity and Capital Resources

Our cash balance was $638 and a working capital deficit of $356,242 at March 31, 2026 compared to a cash balance of $1,370 and working capital deficit of $327,745 at June 30, 2025. Total expenditures over the next 12 months are expected to be approximately $50,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at March 31, 2026, our total assets were $3,513 and were comprised of cash for $638, prepaid expenses of 1,875 and trademarks for $1,000. The trademarks resulted from our July 15, 2021 acquisition of the Within / Without Granola brand.

As at March 31, 2026, our current liabilities of $358,755 were comprised of accounts payable of $43,454, accrued liabilities for $46,614 and related party loans of $268,687.

As at March 31, 2026, our stockholders’ deficiency was $355,242. We have an accumulated deficit of $19,357,685 at March 31, 2026.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $13,753 and $26,959 for the nine months ending March 31, 2026 and 2025, respectively.

Cash Flows from Financing Activities

For the nine months ending March 31, 2026 and 2025, net cash flows provided by financing activities were $13,021 and $30,000, respectively from cash advances from our CEO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a small reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2026.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: May 15, 2026	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

