Form 10-K
period 2026-06-30
Artisan Consumer Goods, Inc.
filed 2026-09-28
CIK 1530425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

At December 31, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $384,000.

As of September 28, 2026, there were 4,400,048 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

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

Amber Joy Finney has served as our President and Chief Executive Officer, Treasurer and sole director since September 28, 2016. Ms. Finney is also the holder of 2,271,426 shares of our common stock, amounting to 51.6% of the issued and outstanding shares of our common stock. William Drury has served as our Secretary since February 19, 2013.

William Drury also served as our Treasurer and sole director from February 19, 2013, until September 28, 2016. Mr. Drury also served as our President from July 31, 2015 until September 28, 2016. During 2023, Mr. Drury passed away. Ms. Finney assumed his duties.

As of June 30, 2026, we were authorized to issue 500,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

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

We generated our first sales since inception during August 2022. We are currently selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of September 28, 2026, a new manufacturer has not been engaged.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and maintain a cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management methodology is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a cybersecurity awareness designed to identify, assess and manage material risks from cybersecurity threats. The cyber risk management methodology involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants and auditors, to evaluate cybersecurity measures and risk management processes as needed. Our risk management, legal, and compliance personnel oversee and identify material risks from cybersecurity threats.

Our cybersecurity risk management methodology includes:

We have not identified risks from known cybersecurity threats, which have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTCID tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “ARRT”. As of September 28, 2026, the Company had 4,400,048 shares of common stock issued and outstanding, and we had approximately 28 holders of record of our common stock.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ending June 30, 2026.

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

We generated our first sales since inception during August 2022. We are currently selling our original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run of the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of September 28, 2026, a new manufacturer has not been engaged.

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

CRITICAL ACCOUNTING POLICIES

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Financial Statements.

RESULTS OF OPERATIONS

Overview. Artisan Consumer Goods, Inc. is a Nevada corporation, originally formed on September 19, 2009. We are attempting to restart the Within / Without Granola (“WWG”) brand acquired on July 15, 2021. We generated our first sales in August 2022. We generated sales of $-0- for the years ending June 30, 2026 and 2025. The Company has generated net losses of $36,862 and $50,732 for the years ending June 30, 2026 and 2025, respectively. The decrease in net loss of $13,870 is attributable to the factors discussed below.

Operating Expenses. For the years ending June 30, 2026 and 2025, respectively, we incurred total operating expenses of $36,997 and $49,991. The decrease of $12,994 was attributable to an approximate $19,000 decrease in professional fees, offset by an approximate $6,000 increase in other general and administrative expenses.

Other Income (Expense). Our total other income (expense) was $135 and ($741) for the years ending June 30, 2026 and 2025, respectively. The increase in other income of $876 was attributable to a $876 increase in other income related to the change in market value of shares issued to the estate of Mr. Drury but not yet sold (See Note 4 – Related Party Transactions in the accompanying notes to the financial statements).

The following table provides selected financial data about our Company for the years ending June 30, 2026 and 2025.

Balance Sheet Data	June 30, 2026	June 30, 2025
Cash	$563	$1,370
Total Assets	$9,603	$9,870
Total Liabilities	$371,705	$336,615
Stockholders’ Deficit	$(362,102)	$(326,745)

GOING CONCERN

Artisan Consumer Goods, Inc., currently has limited operations. The financial statements in Item 8 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated minimal revenues and incurred a loss since inception resulting in an accumulated deficit of $19,364,755 at June 30, 2026 and further losses are anticipated in the development of its business. In addition, the Company has negative working capital and cash flows from operating activities. These factors indicate raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock. In addition, our independent auditor has issued an audit opinion for Artisan Consumer Goods, Inc., which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $563 and working capital deficit was $363,102 at June 30, 2026. Total expenditures over the next 12 months are expected to be approximately $100,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

As at June 30, 2026, our total assets were $9,603 and were comprised of cash for $563, prepaid expenses of $8,040 and trademarks for $1,000. The trademarks resulted from our July 15, 2021 acquisition of the Within / Without Granola brand.

As at June 30, 2026, our current liabilities of $371,705 were comprised of accounts payable of $52,944, accrued liabilities for $46,964 and related party loans of $271,797 from our CEO.

As at June 30, 2026, our stockholders’ deficiency was $362,102.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $16,938 and $55,425 for the years ending June 30, 2026 and 2025, respectively.

Cash Flows from Financing Activities

For the fiscal years ending June 30, 2026 and 2025, net cash flows provided by financing activities was $16,131 and $55,000, respectively from cash advances from our CEO.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

Artisan Consumer Goods, Inc.

June 30, 2026 and 2025

ALOBA, AWOMOLO & PARTNERS

(Chartered Accountants)

Floor 4, Providence Court, Ajibade Bus Stop, Beside CocaCola Ibadan, Oyo State, Nigeria

Tel: 08055439586, 08034725835

Email: audits@alobaawomolo.org; alobaawomolopartners@gmail.com; website: www.alobaawomolo.org

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Artisan Consumer Goods, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Artisan Consumer Goods, Inc. (the “Company”) as of June 30, 2026 and 2025, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of Artisan Consumer Goods, Inc. as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations, has an accumulated deficit, negative working capital, negative cash flows from operating activities, and has not generated revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations and/or obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Ibadan, Nigeria

September 24, 2026

ARTISAN CONSUMER GOODS, INC.

Balance Sheet

	June 30, 2026	June 30, 2025

Assets
Current assets:
Cash	$563	$1,370
Prepaid Expenses	8,040	7,500
Total current assets	8,603	8,870

Other assets
Trademarks	1,000	1,000
Total other assets	1,000	1,000

Total Assets	$9,603	$9,870

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$52,944	$33,850
Accrued expenses	46,964	47,099
Related party loans	271,797	255,666
Total current liabilities	371,705	336,615

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, -0- preferred stock shares issued and outstanding as of June 30, 2026 and 2025	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 4,400,048 issued and outstanding as of as of June 30, 2026 and 2025	4,400	4,400
Additional paid-in capital	18,984,200	18,984,200
Stock to be issued	14,053	12,548
Accumulated deficit	(19,364,755)	(19,327,893)
Total stockholders' deficiency	(362,102)	(326,745)

Total Liabilities and Stockholders' Deficiency	$9,603	$9,870

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statement of Operations

	For the Years Ended
	June 30, 2026	June 30, 2025

Operating expenses:
Professional fees	$26,296	$44,844
General and administrative expenses	10,701	5,022
Amortization expense	-	125
Total operating expenses	36,997	49,991

Net operating income (loss)	(36,997)	(49,991)

Other income (expense):
Other income (expense):	135	(741)
Total Other income (expense)	135	(741)

Loss before provision for taxes	(36,862)	(50,732)

Provision for income taxes	-	-

Net income (loss)	$(36,862)	$(50,732)

Basic and diluted income (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	4,400,048	4,400,048

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statements of Changes in Stockholders' Deficiency

					Additional	Common Stock		Total
	Common Stock		Preferred Stock		Paid-In	To Be	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficiency
Balance at June 30, 2024	4,400,048	$4,400	-	$-	$18,984,200	$10,763	$(19,277,161)	$(277,798)

Stock based compensation						1,785		1,785
Net loss							(50,732)	(50,732)

Balance at June 30, 2025	4,400,048	$4,400	-	$-	$18,984,200	$12,548	$(19,327,893)	$(326,745)

Stock based compensation						1,505		1,505
Net loss							(36,862)	(36,862)

Balance at June 30, 2026	4,400,048	$4,400	-	$-	$18,984,200	$14,053	$(19,364,755)	$(362,102)

The accompanying notes are an integral part of these financial statements.

ARTISAN CONSUMER GOODS, INC.

Statement of Cash Flows

	For the Years Ended
	June 30, 2026	June 30, 2025

Cash flows from operating activities:
Net income (loss)	$(36,862)	$(50,732)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expense	-	125
Stock based compensation	1,505	1,785
Fair value adjustment for shares issued from settlement agreement (Note 4)	(135)	741
Changes in operating assets and liabilities:
Prepaid expenses	(540)	(7,500)
Accounts payable	19,094	156
Net cash used in operating activities	(16,938)	(55,425)

Cash flows from financing activities
Proceeds from related party loans	16,131	55,000
Net cash provided by financing activities	16,131	55,000

Net increase (decrease) in cash	(807)	(425)
Cash - beginning of the year	1,370	1,795
Cash - end of the quarter	$563	$1,370

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artisan Consumer Goods, Inc.

Notes to Financial Statements

As of June 30, 2026 and 2025

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

The Company acquired the Within / Without Granola (“WWG”) brand on July 15, 2021 from Paleo Scavenger, LLC for $10,000. During June 2022, the Company restarted the manufacturing process for the Within / Without Granola products. The Company generated the first sales since inception during August 2022. The Company is currently selling the original and maple flavored granola products on Shopify. During February 2023, the inventory from the first run the Within / Without Granola products expired and the remaining inventory was written off. The Company is searching for a new manufacturer to produce smaller batches of the Within / Without Granola products. As of June 30, 2026, a new manufacturer has not been engaged.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2026.

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

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable under the Billy Drury agreement as discussed in Note 4 Related Party Transactions below are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented. At June 30, 2026 and 2025, the total shares issuable under the Billy Drury agreement would be approximately 221,000 shares and 232,000 shares. respectively of the Company’s common stock.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718. . The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested, and the fair market value is recognized as an expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $1,505 and $1,785 for the years ending June 30, 2026 and 2025, respectively.

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

Other than the Drury settlement shares adjusted to fair value at the end of each quarter (see Note 4 Related Party Transactions for further discussion), the Company did not identify any assets or liabilities that are required to be adjusted on the balance sheet to fair value in accordance with ASC 825-10 as of June 30, 2026 and 2025.

Income Taxes

The Company recognizes deferred income taxes for temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when those differences reverse. The U.S. federal corporate income tax rate is 21%, and the Company is not subject to state income taxes in the jurisdictions in which it operates.

The Company has incurred operating losses since inception; therefore, no current or deferred U.S. federal income tax provision or benefit has been recorded for any period presented. When it is more likely than not that deferred tax assets will not be realized, a valuation allowance is required. Management has recorded a full valuation allowance against the net deferred tax assets, consisting primarily of net operating loss carryforwards, because it is more likely than not that these assets will not be realized within the carryforward period.

The Company is not aware of any uncertain tax positions that would have a material impact on the financial statements for the year ending June 30, 2026, or for any of the prior three years, as defined under ASC 740. No liability for uncertain tax positions has been recorded, and accordingly, no adjustment was made to the beginning accumulated deficit. The Company intends to file income tax returns in the U.S. federal jurisdiction and applicable state jurisdictions. Tax years 2019 through 2025 remain open to examination. The Company is not currently under examination by any tax authority.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the year ending June 30, 2026, the Company has generated $-0- revenues and incurred a net loss of $36,862. In addition, the Company incurred a loss since inception resulting in an accumulated deficit of $19,364,755 at June 30, 2026 and further losses are anticipated in the development of its business. In addition, the Company has negative working capital and cash flows from operating activities. These factors indicate raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock. There is no guarantee that the Company will be able to raise any capital through any type of offering.

Recently Issued Accounting Standards

No new accounting pronouncements were issued by the FASB during the year ending June 30, 2026. Management has evaluated all existing and pending standards and does not expect their adoption to have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on cash income taxes paid. Additionally, specific disclosures related to unrecognized tax benefits and indefinite reinvestment assertions were removed. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU. The Company adopted ASU 2023 - 09 as required for the year ending June 30, 2026. The adoption required the Company to provide additional disclosures, but otherwise it does not materially impact the accompanying financial statements.

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

NOTE 4 RELATED PARTY TRANSACTIONS

On February 1, 2015, the Company entered into a 24-month consulting agreement extension with William Drury, an Officer of the Company and WICAWIBE LLC. Prior to subsequent termination, the agreement was to expire on January 31, 2017 and the monthly fee was $15,000. On September 28, 2016, Mr. Drury resigned as President and Treasurer of the Company. On September 29, 2016, a settlement agreement between Mr. Drury and the Company was signed which provides a payment of $50,000 in cash and $50,000 in the Company’s common stock to release the Company from all possible claims of accrued salary, independent contractor fees, expense and cost owed to Mr. Drury and terminate the consulting agreement which was scheduled to expire on January 31, 2017. On October 2, 2016, Mr. Drury resigned as director and the Company accepted his resignation and ratified the settlement agreement dated September 29, 2016. The shares of the Company’s common stock are issuable to Mr. Drury in increments of 3,571 shares. During 2023, Mr. Drury passed away. The estate of Mr. Drury will continue to be issued 3,571 until the estate is able to garner $50,000 by selling the shares in the over-the-counter market or an exchange (as defined under the securities act of 1933, as amended). On October 24, 2016, the Company issued 14,286 shares of the Company’s common stock to Mr. Drury to partially settle the $50,000 common stock obligation. Those shares had a fair value of $3,200 at the date of issuance. This liability represents an unconditional obligation to issue a variable number of shares for a fixed monetary amount. The fair value of the shares issued to the estate of Mr. Drury but not yet sold are netted against the liability in the balance sheet. Subsequent adjustments to the fair value of the shares issued but not sold are recognized as an adjustment to the net liability and other income/expense until such time as the shares are sold. The estate of Mr. Drury has not sold these shares as of June 30, 2026. The Company recognized other income (expense) due to the marking of these shares to fair value subsequent to issuance and recognized $135 and ($741) for the years ending June 30, 2026 and 2025, respectively.

Since September 2016, the Company’s President, Amber Finney, advanced the Company $271,797 as a related party loan. The proceeds for these loans were used for working capital. As of June 30, 2026 and 2025, there are related party loans totaling $271,797 and $255,666, respectively. These loans are unsecured, due on demand and carry no interest or collateral.

The officers of the Company could become involved in other business activities as they become available. This could create a conflict between the Company and the other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

NOTE 5 EQUITY TRANSACTIONS

As of June 30, 2026 and 2025, there are 500,000,000 shares of common stock at par value of $0.001 per share authorized and 4,400,048 issued and outstanding and 25,000,000 shares of (“blank check”) preferred stock, par value $0.001 per share authorized and -0- shares issued and outstanding.

The potentially diluted shares of common stock issuable under the Billy Drury agreement as discussed in Note 4 Related Party Transactions above were 221,007 shares valued at $46,964 or $0.2125 per share at June 30, 2026, and 231,901 shares valued at $47,099 or $0.203 per share at June 30, 2025.

Common Stock

During 2017, the Company signed an agreement with a consultant for accounting services to the Company. The consultant is compensated with cash and paid $25 per hour in restricted shares of the Company’s common stock based on the closing price of the Company’s common stock on the date of the consultant’s invoice. As of June 30, 2026, the consultant has earned 71,750 unregistered shares of the Company’s common stock under the agreement. The stock is valued at $14,053 or $0.1959 per share. The shares were not issued to the consultant at June 30, 2026.

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

NOTE 7 INCOME TAXES

The Company domiciled in United States of America. Income (loss) before income taxes and income tax expense (benefit) are summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable. The Company does not have any foreign tax liability.

The Company recorded a pretax loss of $36,862 for the year ending June 30, 2026, compared to a pretax loss of $50,732 for the year ending June 30, 2025.

As of June 30, 2026, the Company had gross deferred tax assets of $4,055,232, primarily related to net operating loss carryforwards and other temporary differences. As of June 30, 2025, gross deferred tax assets totaled $4,049,039.

Because the Company has incurred cumulative losses in recent years and does not have sufficient objectively verifiable evidence to support the realization of its deferred tax assets, management concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company recorded a full valuation allowance against its deferred tax assets for both 2026 and 2025.

The resulting net deferred tax asset was zero as of both June 30, 2026 and 2025.

	2027 through 2031	2032 through 2036	2037 through 2041	2042 through 2050	Not subject to expiration	Valuation allowance
United States income tax loss carry forwards	38,809	18,972,602	-	-	353,345	-
United States deferred income tax assets for income tax loss carry forwards	8,149	3,984,247	-	-	62,836	(4,055,232)
Foreign income tax loss carry forwards	-	-	-	-	-	-
Foreign deferred income tax assets for income tax loss carry forwards	-	-	-	-	-	-

Reconciliations of income taxes from the United States statutory rate of 25% to the consolidated effective income tax rate are as follows:

	2026
	Amount	Percent
Income taxes at the applicable statutory rate	$-	21.0%

Other items - net	$-	0%

Effective income tax expense rate	$-	0.0%

	2025
Income taxes at the applicable statutory rate	21.0%

Other items - net	0.0%

Effective income tax expense rate	21.0%

Because the Company maintains a full valuation allowance, the effective tax rate is 0% for both years.

As of June 30, 2026, the Company had federal and state NOL carryforwards that may be used to offset future taxable income. These NOLs are included in the deferred tax assets above.

•	Federal NOLs: Indefinite‑lived (post‑2017 TCJA rules)

•	State NOLs: Vary by jurisdiction; expiration periods range from 5 to 20 years.

All NOLs are fully offset by the valuation allowance.

The Company is required to file income tax returns in the United States. The Company are no longer subject to examinations for years before 2019.

NOTE 8 SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2026 up through September 28, 2026. During this period, the Company did not have any material recognizable subsequent events.

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

For the years ending June 30, 2024 and 2023, and during the subsequent interim period through the date of dismissal, the Company had no disagreement with Fruci on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Fruci, would have caused them to make reference thereto in their report on the Company’s financial statements for such year ending June 30, 2024 and 2023. There were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2026.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2026, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Amber Joy Finney, our President and Chief Officer, Treasurer and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Ms. Finney concluded that, as of June 30, 2026, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and Chief Executive Officer, and sole Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2026.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ending June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of June 30, 2026 are as follows:

Name	Age	Positions and Offices
Amber Joy Finney	47	President and Chief Executive Officer, Treasurer, Secretary and Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ending June 30, 2026 and 2025:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal year ending as indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total ($)
Amber Joy Finney (1)	2026	0	0	0	0	0	0	0	0
	2025	0	0	0	0	0	0	0	0

_____________

(1)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.

None of our directors have received monetary compensation since our inception through June 30, 2026. We currently do not pay any compensation to our directors serving on our board of directors.

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

The following table sets forth director compensation as of June 30, 2026:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 30, 2026, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,400,048 shares of our common stock issued and outstanding as of June 30, 2026. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (5)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Amber Joy Finney (2)	2,271,426	51.6%
Common Stock	William Drury (3)	681,434	15.5%
Common Stock	Jean Jacques Mariani (4)	342,859	7.8%
All directors and executive officers as a group (1 person)		2,952,860	67.1%

_____________

(1)	As of June 30, 2026, we had 4,400,048 shares of common stock outstanding.
(2)	Appointed President and Chief Executive Officer, Treasurer and director on September 28, 2016.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ending June 30, 2026 and 2025, audit fees, including quarterly review services, totaled $12,100 and $32,150, respectively. The 2026 audit fees were billed by Aloba, Awomolo & Partners, the Company’s independent registered public accounting firm since 2025. The 2025 audit fees were billed by the former independent registered public accounting firm, Fruci & Associates II, PLLC. The Company incurred no tax fees, audit‑related fees, or other fees for the years ending June 30, 2026 and 2025.

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

ARTISAN CONSUMER GOODS, INC.
(Name of Registrant)

Date: September 28, 2026	By:	/s/ Amber Joy Finney
	Name:	Amber Joy Finney
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)

